Form 10-Q
period 1994-03-31
TRANSCO ENERGY CO
filed 1994-05-16
CIK 99231

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                         PURSUANT TO RULE 901(d) OF REGULATION S-T.



                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1994

                                            OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ......... to ..........
                               Commission File Number 1-7513


                                  TRANSCO ENERGY COMPANY
                  (Exact name of registrant as specified in its charter)


                   Delaware                              74-1758039
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

            2800 Post Oak Boulevard
                P. O. Box 1396
                Houston, Texas                              77251
   (Address of principal executive offices)              (Zip Code)

             Registrant's telephone number, including area code (713) 439-2000

                                           None
              (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $0.50 per share, outstanding as of March 31, 1994 was 40,939,921.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCO ENERGY COMPANY AND SUBSIDIARIES (TRANSCO)


    The condensed consolidated financial statements included herein have been prepared by Transco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Transco's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                       March 31,     December 31,
                                                                         1994            1993
                                                                   ______________  _______________

          ASSETS
         ______

Current Assets:
  Cash and temporary cash investments                               $    182,755    $     163,488
  Deposits                                                                13,806           34,133
  Receivables                                                            207,481          218,053
  Transportation and exchange gas receivable                              48,550           50,635
  Gas supply realignment costs recoverable from customers                 39,125           19,231
  Inventories                                                             90,316          118,550
  Deferred income tax benefits                                            32,735           21,330
  Other                                                                   36,154           41,301
                                                                   ______________  _______________
      Total current assets                                               650,922          666,721
                                                                   ______________  _______________

Investments, at cost plus equity in undistributed earnings                31,386           31,454
                                                                   ______________  _______________

Property, Plant and Equipment, at cost:
  Natural gas transmission plant-jurisdictional                        5,071,675        5,058,546
    Less-Accumulated depreciation and amortization                     2,696,400        2,653,534
                                                                   ______________  _______________

      Natural gas transmission plant-jurisdictional, net               2,375,275        2,405,012
                                                                   ______________  _______________

  Natural gas gathering and liquids separation and
  fractionation plant                                                    213,040          213,114
    Less-Accumulated depreciation and amortization                        12,906           11,412
                                                                   ______________  _______________
      Natural gas gathering and liquids separation and
      fractionation plant, net                                           200,134          201,702
                                                                   ______________  _______________

  Coal properties                                                        409,570          409,695
    Less-Accumulated depreciation, depletion and amortization            143,316          138,280
                                                                   ______________  _______________
      Coal properties, net                                               266,254          271,415
                                                                   ______________  _______________

  Other property, plant and equipment                                      5,376            5,280
    Less-Accumulated depreciation and amortization                         3,346            3,217
                                                                   ______________  _______________
      Other property, plant and equipment, net                             2,030            2,063
                                                                   ______________  _______________

      Total property, plant and equipment, net                         2,843,693        2,880,192
                                                                   ______________  _______________

Other Assets:
  Nonoperating interest in coalbed methane properties, net               131,287          131,287
  Notes receivable                                                        14,832           14,929
  Transportation and exchange gas receivable                             112,693          106,395
  Other                                                                  239,694          249,507
                                                                   ______________  _______________
      Total other assets                                                 498,506          502,118
                                                                   ______________  _______________

                                                                    $  4,024,507    $   4,080,485
                                                                   ______________  _______________
                                                                   ______________  _______________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                       March 31,     December 31,
                                                                         1994            1993
                                                                   ______________  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ____________________________________

Current Liabilities:
  Current maturities of long-term debt                              $      7,185    $     159,479
  Payables                                                               299,926          372,592
  Transportation and exchange gas payable                                 39,598           16,258
  Accrued federal income taxes                                            32,672                -
  Other accrued liabilities                                              217,720          214,121
  Reserve for rate refunds                                               116,005          161,991
  Other                                                                   62,536           62,133
                                                                   ______________  _______________
      Total current liabilities                                          775,642          986,574
                                                                   ______________  _______________

Long-Term Debt, less current maturities                                1,936,994        1,786,571
                                                                   ______________  _______________

Other Liabilities and Deferred Credits:
  Income taxes                                                           284,939          284,130
  Income taxes refundable to customers                                    23,590           26,364
  Transportation and exchange gas payable                                 68,454           78,411
  Accrued pension cost                                                    31,125           31,958
  Other                                                                  158,090          154,585
                                                                   ______________  _______________
      Total other liabilities and deferred credits                       566,198          575,448
                                                                   ______________  _______________


Preferred Stock of Subsidiary, net-redeemable                             75,191           75,191
                                                                   ______________  _______________


Convertible Preferred Stock, net-non-redeemable                          265,322          265,418
                                                                   ______________  _______________

Common Stockholders' Equity:
  Common stock $0.50 par value: authorized 150,000,000
    shares; issued and outstanding 41,431,419 and
    41,386,861 shares in 1994 and 1993, respectively                      20,716           20,693
  Premium on capital stock and other paid-in capital                     518,535          511,797
  Retained earnings (deficit)                                           (103,927)        (115,447)
                                                                   ______________  _______________
                                                                         435,324          417,043
  Less-Treasury stock, at cost, 491,498 and 15,156 shares
       in 1994 and 1993, respectively                                      7,264              207
       Common stock held by Tran$tock, 449,989 and
       524,045 shares in 1994 and 1993, respectively-
            Deferred compensation                                         13,329           14,395
            Receivable from Tran$tock                                      7,090            9,383
       Restricted stock, 142,612 and 91,964 shares in
       1994 and 1993, respectively-
            Deferred compensation                                          2,481            1,775
                                                                   ______________  _______________
       Total common stockholders' equity                                 405,160          391,283
                                                                   ______________  _______________

                                                                    $  4,024,507    $   4,080,485
                                                                   ______________  _______________
                                                                   ______________  _______________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Thousands, except per share amounts)
                                             (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                     ___________________________________________
                                                            1994                  1993
                                                    _________________       _________________

Operating Revenues                                   $       834,090         $       779,674
                                                    _________________       _________________

Operating Costs and Expenses:
  Cost of sales and transportation                           556,625                 518,737
  Operation and maintenance                                   54,404                  53,491
  Administrative and general                                  64,938                  60,592
  Depreciation, depletion and amortization                    47,633                  46,472
  Taxes - other than income taxes                             13,741                  13,179
                                                    _________________       _________________
      Total operating costs and expenses                     737,341                 692,471
                                                    _________________       _________________

Operating Income                                              96,749                  87,203
                                                    _________________       _________________

Other (Income) and Other Deductions:
  Interest expense                                            46,674                  48,662
  Interest income                                             (2,166)                 (3,084)
  Capitalized interest and allowance for
    funds used during construction                              (950)                   (954)
  Dividends on preferred stock of subsidiary                   1,599                   2,140
  Equity in earnings of unconsolidated affiliates               (253)                   (550)
  Miscellaneous other (income) and deductions, net             4,927                   3,871
                                                    _________________       _________________
      Total other (income) and other deductions               49,831                  50,085
                                                    _________________       _________________

Income from Continuing Operations
  Before Income Taxes                                         46,918                  37,118

Provision for Income Taxes                                    17,409                  14,111
                                                    _________________       _________________

Income from Continuing Operations                             29,509                  23,007

Income from Operations of Discontinued
  Segment, Net of Income Taxes                                     -                     113
                                                    _________________       _________________

Net Income                                                    29,509                  23,120

Dividends on Convertible Preferred Stock                       5,726                   6,433
                                                    _________________       _________________

Common Stock Equity in Net Income                    $        23,783         $        16,687
                                                    _________________       _________________
                                                    _________________       _________________

Primary Earnings Per Share of Common
  Stock and Common Stock Equivalents -
    Continuing Operations                            $          0.58         $          0.42
    Discontinued Operations                                        -                       -
                                                    _________________       _________________

                                                     $          0.58         $          0.42
                                                    _________________       _________________
                                                    _________________       _________________

Dividends Declared Per Share of Common Stock         $          0.30         $          0.30
                                                    _________________       _________________
                                                    _________________       _________________

Average Shares of Common Stock and Common
  Stock Equivalents Outstanding                               40,690                  39,300
                                                    _________________       _________________
                                                    _________________       _________________

Shares of Common Stock Outstanding                            40,940                  40,370
                                                    _________________       _________________
                                                    _________________       _________________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                               ______________________________
                                                                     1994            1993
                                                                _____________   _____________
Cash flows from operating activities:
    Net income                                                   $    29,509     $    23,120
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation, depletion and amortization                       53,079          51,273
       Deferred income taxes                                         (13,453)        (17,757)
       Tran$tock compensation expense                                  1,067             863
       Other, net                                                       (460)          2,206
                                                                _____________   _____________
                                                                      69,742          59,705
       Nonrecoverable producer settlements                              (512)        (26,338)
       Changes in operating assets and liabilities:
        Deposits                                                      20,327           1,117
        Receivables                                                   10,220          18,805
        Transportation and exchange gas receivable                    (4,213)        (16,966)
        Inventories                                                   28,234          48,005
        Payables                                                     (77,070)        (94,618)
        Transportation and exchange gas payable                       13,383          (1,148)
        Accrued liabilities                                           37,360         (14,410)
        Reserve for rate refunds                                     (45,986)         28,538
        Other, net                                                     2,108          15,758
                                                                _____________   _____________
        Net cash provided by operating activities                     53,593          18,448
                                                                _____________   _____________

Cash flows from financing activities:
    Retirement of long-term debt                                      (2,304)        (23,621)
    Net increase in short-term debt                                        -          40,000
    Retirement of preferred stock                                     (1,141)              -
    Dividends on common and preferred stock                          (13,466)        (14,627)
    Other, net                                                        (2,461)             38
                                                                _____________   _____________
        Net cash provided by (used in) financing activities          (19,372)          1,790
                                                                _____________   _____________

Cash flows from investing activities:
    Property, plant and equipment and investment in
       unconsolidated affiliates                                     (18,207)        (17,867)
    Recovery of producer settlements                                     530          24,865
    Other, net                                                         2,723           2,658
                                                                _____________   _____________
        Net cash provided by (used in) investing activities          (14,954)          9,656
                                                                _____________   _____________
    Net increase in cash and cash equivalents                         19,267          29,894
    Cash and cash equivalents at beginning of period                 163,488          12,528
                                                                _____________   _____________
    Cash and cash equivalents at end of period                   $   182,755     $    42,422
                                                                _____________   _____________
                                                                _____________   _____________

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                         $    46,239     $    45,416
    Income taxes (net of amounts refunded)                            (8,780)            980

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                           TRANSCO ENERGY COMPANY AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  A.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Transco Energy Company and its wholly-owned subsidiaries. As used herein, the terms "Transco" and the "Company" refer to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires.

The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1993 Annual Report on Form 10-K.

As a result of its sale described in Transco's 1993 Annual Report on Form 10-K, the Power Generation segment has been classified in the 1993 Condensed Consolidated Statement of Operations as discontinued operations; and, as such, revenues and expenses of the Power Generation segment have been excluded from the results for continuing operations. Certain other reclassifications have been made in the 1993 financial statements to conform with the 1994 presentation.

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K other than described below.

Transcontinental Gas Pipe Line Corporation (TGPL) Matters
_________________________________________________________

Rate Matters

On November 4, 1993, the Federal Energy Regulatory Commission (FERC) issued an order accepting the Offer of Settlement (the Settlement) filed by TGPL on May 3, 1993 in connection with TGPL's general rate case (Docket No. RP92-137). On December 6, 1993, certain parties, including TGPL, filed requests for rehearing and clarification of the November 4 order.
On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994, which order also acted on the pending requests for rehearing or clarification of the November 4 order. The Settlement became effective on April 1, 1994. One party has appealed the FERC's November 4 and February 14 orders to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). In March and April 1994, TGPL made partial refunds of approximately $105 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these additional refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Texas Gas Transmission Corporation (Texas Gas) Matters
______________________________________________________

Rate Matters

On April 29, 1993, Texas Gas filed a general rate case (Docket No. RP93-
106), which became effective November 1, 1993, subject to refund. Texas Gas has been engaged in settlement proceedings over the past several months regarding this case. As a result of these discussions, a preliminary settlement in principle, which would resolve all issues, has been reached with the majority of the parties, subject to the approval of definitive documentation by the parties and ultimate approval by the FERC. Under the terms of this preliminary settlement, if approved by the parties and the FERC, Texas Gas' stated pre-tax rate of return on equity would be reduced from 16.6%, included in its previous rate settlement, to 13.9%. Texas Gas has established a reserve, which it believes to be adequate, to reflect the difference between the rates currently being collected and the rates expected to ultimately be effective upon settlement of the rate case.

Other Regulatory Matters
________________________

ORDER 636

     TGPL

TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. These appeals had been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review. On March 17, 1994, the FERC issued an order denying all requests for rehearing relating to TGPL's Order 636 restructuring proceedings, which ends the rehearing process at the FERC. No procedural schedule has been established by the D.C. Circuit Court and, therefore, the issues that will be addressed on appeal have not been identified.

     Texas Gas

During 1993, as part of Texas Gas' restructuring under Order 636, Texas Gas engaged in negotiations which have resulted in the successful termination of approximately 90% of Texas Gas' deliverability under its gas purchase contracts with pricing provisions that are not variable market based. Gas purchased under its remaining gas purchase contracts with pricing provisions that are not variable market based is being resold at a monthly auction pursuant to Order 636. Texas Gas continues to pay to the supplier the actual contract price and is entitled to file for full recovery of the difference between the contract price and the auction price as gas supply realignment (GSR) costs under Order 636.

Through March 31, 1994, Texas Gas had paid or committed to pay a total of $39.9 million for GSR costs, primarily as a result of the contract terminations. As of March 31, 1994, Texas Gas had paid $22.1 million of such costs; the remaining $17.8 million was recorded as a current liability in the accompanying Condensed Consolidated Balance Sheet. Pursuant to Order 636, Texas Gas may file to recover 100% of these costs as GSR costs.

To date, Texas Gas has made two quarterly filings to recover $19.4 million of GSR costs paid through February 1994, pursuant to Order 636 and Texas Gas' approved FERC Gas Tariff. Such amount represents 90% of GSR costs paid which are to be recovered over a twelve-month period, from the effective date of each filing, through a surcharge to Texas Gas' transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. Texas Gas plans to continue to make future quarterly filings to recover its GSR costs as such costs are paid.

     Consolidated

Transco expects that any Order 636 transition costs incurred should be recovered from TGPL and Texas Gas' customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers. Although no assurances can be given, Transco does not believe that the implementation of Order 636 by TGPL and Texas Gas will have a material adverse effect on its financial position or results of operations.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K other than as described below.

Other Litigation and Claims
___________________________

Dakota Gasification Litigation

As discussed in the Company's 1993 Annual Report on Form 10-K, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipelines had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed a definitive agreement which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, Transco does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Royalty Claims

As discussed in the Company's 1993 Annual Report on Form 10-K, in connection with TGPL and Texas Gas' renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL and Texas Gas have each entered into certain settlements which may require the indemnification by TGPL or Texas Gas of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements.

On January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon)) and, on
March 15, 1994, a new lawsuit, which was previously disclosed in the Company's 1993 Annual Report on Form 10-K as a claim, was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners pursuant to the excess royalty provision in their respective Omnibus Contract Amendment and Settlement Agreements. In the Marathon and Texaco lawsuits, the respective plaintiffs seek to recover approximately $3.6 million and approximately $14.7 million, respectively.

As discussed in the Company's 1993 Annual Report on Form 10-K, TGPL has been named as a defendant in three other lawsuits involving claims by producers and/or royalty owners.

In December 1992, a lawsuit was filed which is currently pending in the United States District Court for the Southern District of Texas (Vaquillas Ranch Company, Ltd., et al vs. Texaco Exploration and Production, Inc. (Vaquillas Ranch)) in which royalty owners have made allegations against the producer for breach of express obligations under the leases; breach of the covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In August 1993, a lawsuit was filed, which is currently pending in the United States District Court for the Southern District of Texas (Floyd C. Billings, et al vs. Texaco Exploration and Production Inc., et al (Billings)), in which royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. However, except for this omission, the royalty owners' claims in the Billings lawsuit are virtually identical to the ones made in the Vaquillas Ranch lawsuit. In addition, in the Billings lawsuit the royalty owners have sued the parent and an affiliate of the producer and TGPL for allegedly conspiring to tortiously interfere with their lease. The producer defendants in each of the Billings and Vaquillas Ranch lawsuits have cross-claimed against TGPL pursuant to the excess royalty provision in the Omnibus Contract Amendment and Settlement Agreement between TGPL and the producer. While the two complaints have not specified monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million. The Vaquillas Ranch lawsuit is set for trial on December 2, 1994.

In October 1991, a lawsuit was filed in 32nd Judicial District Court for the Parish of Terrebonne State of Louisiana (Betty Duplantis Brown, et al vs. Mobil Oil Exploration and Producing U.S. Inc., et al (Duplantis)), in which royalty owners have alleged that they were third party beneficiaries to the original gas purchase contract between TGPL and the producers and that the settlement agreement entered into between TGPL and such producers is not valid without the royalty owners' consent. Additionally, in a separate lawsuit consolidated with the Duplantis lawsuit, allegations have been made that Transco Exploration Company (TXC) and TXP Operating Company
(TXPO) and other defendant-producers were entitled to make claims for breach of gas purchase contracts but failed to either make claim or receive compensation for such breaches. The royalty owners make a number of allegations with respect to breach of the leases and breach of implied covenants similar to those alleged in the Vaquillas Ranch and Billings lawsuits. The royalty owners have not specified an amount of monetary damages in their complaints. Trial is set for September 1994.

Each of the lawsuits is in the discovery process. TGPL, TXC and TXPO have each denied liability in the litigation and each believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the excess royalty provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners.

Although no assurances can be given, Transco believes that the ultimate resolution of the TGPL and Texas Gas royalty claims and litigation will not have a material adverse effect on Transco's financial position or results of operations.

                                  D.  ENVIRONMENTAL MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K with regard to environmental matters.

                                        E.  FINANCING

Long-term Debt Refinancing
__________________________

In April 1994, Texas Gas issued $150 million of 8 5/8% Notes (Notes) due April 1, 2004. The Notes are not redeemable prior to maturity. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10%
Debentures (Debentures) on April 29, 1994.

Due to the issuance of the Notes in April 1994 and the subsequent redemption of the Debentures, $150 million of current maturities of long-term debt at March 31, 1994 has been reclassified to long-term debt in the accompanying Condensed Consolidated Balance Sheet.

Restrictive Covenants
_____________________

As described in the 1993 Annual Report on Form 10-K, certain of Transco's credit facilities and indentures contain restrictive covenants which could, among other things, affect Transco's ability to incur debt, pay dividends on its common and preferred stock and to make certain investments.

  F.  INVESTMENT IN NONOPERATING INTEREST IN COALBED METHANE PROPERTIES

As discussed in Transco's 1993 Annual Report on Form 10-K, the ultimate recovery of Transco's remaining investment through future production payments depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings. Any resulting non-cash charge to earnings could reduce the Company's financial flexibility, including its ability to remain in compliance with certain restrictive provisions in various debt instruments and to pay dividends on its capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

INTRODUCTION

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

The Company remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and improving financial results.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Transco funds its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, supplemented, when required, with borrowings under its $450 million working capital line. At March 31, 1994, the Company had $150 million in short-term investments and no outstanding borrowings under its $450 million working capital line.

In April 1994, Texas Gas issued $150 million of 8 5/8% Notes due April 1, 2004. The Notes are not redeemable prior to maturity. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10% Debentures on April 29, 1994.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at March 31, 1994, the percentage of total debt to total invested capital was 72.3% compared to 72.7% at December 31, 1993. Although total debt at March 31, 1994 remained approximately the same as at December 31, 1993, net income during the first quarter had the effect of reducing the percentage of total debt to total invested capital.

                                                              March 31,      Dec. 31,
                                                                1994           1993
                                                           ____________    ____________
                                                                    (In millions)
Common Stockholders' Equity                                  $   405.2      $    391.3
Preferred Stock                                                  340.5           340.6
Long-term Debt, less Current Maturities                        1,937.0         1,786.6
                                                            ____________    ____________
    Total Capitalization                                       2,682.7         2,518.5
Current Maturities of Long-term Debt                               7.2           159.5
                                                            ____________    ____________
    Total Invested Capital                                   $ 2,689.9      $  2,678.0
                                                            ____________    ____________
                                                            ____________    ____________

Long-term Debt, less Current Maturities as a
  Percentage of Total Capitalization                              72.2%           70.9%
Common Stockholders' Equity as a Percentage
  of Total Capitalization                                         15.1%           15.5%
Total Debt as a Percentage of Total Invested Capital              72.3%           72.7%



Short-term investments of $150 million at March 31, 1994 were primarily the result of the TEVCO sale proceeds received in 1993 along with improved cash flows from operating activities during the first quarter of 1994.
The Company expects to use a portion of these short-term investments in 1994 to fund any TGPL or Texas Gas refunds that may be required upon settlement of their respective general rate cases.

At March 31, 1994, Transco had a working capital deficit of $125 million, compared to a deficit of $320 million at December 31, 1993. The most significant factors influencing the reduction in the working capital deficit were payments made during the first quarter of 1994 for TGPL's initial refunds under Docket No. RP92-137 and the refinancing of Texas Gas' Notes, as discussed in Notes B and E, respectively, of the Notes to Condensed Consolidated Financial Statements.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By Operating Activities                    $     53.6     $    18.4
                                                               __________     __________
                                                               __________     __________

For the three months ended March 31, 1994, consolidated net cash flows from operating activities were $35 million greater than for the three months ended March 31, 1993. This improvement in cash flows is primarily the result of TGPL's lower cash payments in 1994 for producer settlements, the return of a collateralized deposit that was no longer needed due to the utilization of a new reimbursement facility that provides Transco with standby letters of credit and the amount and timing of net collections of receivables and disbursements of payables, partially offset by higher cash payments in 1994 for rate refunds.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By (Used in) Financing Activities          $   (19.4)     $     1.8
                                                               __________    __________
                                                               __________    __________

Consolidated net cash flows used in financing activities for the three months ended March 31, 1994 included cash outflows for dividends of $13 million on common and preferred stock along with the retirement of $2 million of long-term debt by Transco.

Consolidated net cash flows from financing activities for the three months ended March 31, 1993 included cash inflows from short-term borrowings of $40 million under Transco's Bank Credit Facility and cash outflows for the retirement of $24 million of long-term debt by Transco, TGPL and Transco Coal Company (Coal) and dividends of $15 million on common and preferred stock.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By (Used in) Investing Activities          $   (15.0)     $    9.7
                                                               __________    __________
                                                               __________    __________

For the three months ended March 31, 1994, consolidated net cash flows used in investing activities included cash outflows for expenditures for property, plant and equipment and investments in unconsolidated affiliates, as shown on the following table.

For the three months ended March 31, 1993, consolidated net cash flows from investing activities were primarily from TGPL's and Texas Gas' recovery of producer settlement costs which exceeded consolidated capital expenditures for property, plant and equipment and investments in unconsolidated affiliates.

                                                                     Three Months
Capital Expenditures and Investments in                             Ended March 31,
                                                             __________________________
Unconsolidated Affiliates                                         1994           1993
_______________________________________                        __________    __________
                                                                     (In millions)
Pipelines
  TGPL
    Market-Area Projects                                       $     2.7      $   1.2
    Supply-Area Projects                                             2.5          7.0
    Maintenance of Existing Facilities and Other Projects            6.2          4.4
  Texas Gas
    Market-Area Projects                                             2.8          0.5
    Maintenance of Existing Facilities and Other Projects            2.7          1.2
  Other                                                              0.2          0.8
                                                               __________     _________
    Total Pipelines                                                 17.1         15.1
Gas Marketing                                                        0.1          0.2
Coal                                                                 1.0          2.7
Other                                                                 -           3.9
Intersegment Eliminations (TGPL Expenditures)                         -          (4.0)
                                                               __________    __________
    Total Capital Expenditures and Investments in
      Unconsolidated Affiliates                                $    18.2      $  17.9
                                                               __________    __________
                                                               __________    __________

Other Capital Requirements and Contingencies
____________________________________________

Transco's capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K. Other than described in Notes B and C of the Notes to Condensed Consolidated Financial Statements and below, there have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

Investment in Nonoperating Interest in Coalbed Methane Properties

As discussed in Note F of the Notes to Condensed Consolidated Financial Statements, the ultimate recovery of Transco's remaining investment through future production payments depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings.

Rate Refunds

As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, TGPL received a FERC order accepting the Settlement in connection with its general rate case (Docket No. RP92-137) on November 4, 1993.

In March and April 1994, TGPL made partial refunds of approximately $105 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these additional refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

CONCLUSION
__________

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities, supplemented, if necessary, by borrowings under the working capital line of the Amended Transco Bank Credit Facility, will provide sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

CONSOLIDATED

Transco's consolidated net income and operating income for the three months ended March 31, 1994 were $7.1 million ($0.16 per share) and $9.5 million higher, respectively, than the same period in 1993, primarily because of the continued strength of the financial results from Pipelines, improved financial results from Gas Marketing and Gas Gathering and, for the net income variance, lower net interest expense and preferred dividends. In addition, operating losses from Transco's coalbed methane investment were significantly reduced due to the transfer of the Company's operating interest in that project to TECO Energy, Inc. in July 1993.

Each segment's results of operations are discussed in more detail below.

PIPELINES

The table below shows the net income of Pipelines by company:


                                                           Three Months
               Net Income                                 Ended March 31,
               __________                              ____________________
                                                         1994        1993
                                                       ________   ________
                                                           (In millions)
               TGPL                                     $ 27.6      $27.3
               Texas Gas                                  16.0       14.9
               Other Companies                             0.1        0.1
                                                       ________   ________

               Total Pipelines                          $ 43.7      $42.3
                                                       ________   ________
                                                       ________   ________


The two major operating companies in this segment, TGPL and Texas Gas, provide substantially all of the segment's revenues, operating income and net income. As discussed in Transco's 1993 Annual Report on Form 10-K, effective January 1, 1993 for TGPL and November 1, 1993 for Texas Gas, substantially all sales revenues and the related costs, including gas costs applicable to TGPL and Texas Gas' sales service, are reported by Transco in Gas Marketing. The financial performance of TGPL (excluding its 1993 and 1994 sales service) and Texas Gas (excluding its 1994 variable-market-based sales service) is discussed below.

TGPL
____

   Net and Operating Income

TGPL's net income for the three months ended March 31, 1994 was $0.3 million higher than net income for the three months ended March 31, 1993, due primarily to lower net interest expense, higher allowance for funds used during construction and lower dividends on preferred stock, partly offset by higher operating expenses. Operating income for the first quarter of 1994 when compared to the 1993 quarter was $0.7 million lower reflecting higher operating expenses, partially offset by slightly higher net transportation revenues (net of the related cost of transportation and surcharges) as a result of increased production area transportation.

   Operating Revenues

TGPL's operating revenues decreased $23 million to $220 million for the quarter ended March 31, 1994, when compared to the quarter ended March 31, 1993, due primarily to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, the decrease in transportation rates related to this surcharge did not affect TGPL's operating or net income since the expiration of the producer settlement surcharge also resulted in lower cost of sales and transportation when compared with the prior year quarter. Effective September 1, 1992, TGPL placed new rates into effect, subject to refund, under its general rate case, Docket No. RP92-137. The rates for firm transportation service are based on a straight-fixed-variable (SFV) rate design, under which all fixed costs allocated to firm transportation service, including return on equity and taxes, are included in a demand charge to customers. All variable costs are recovered through commodity rates. On March 8, 1994, TGPL made partial refunds of approximately $100 million, including interest, under Docket No. RP92-137. On April 8, 1994, TGPL made additional refunds of approximately $5 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At April 30, 1994, these additional refunds, the majority of which are currently expected to be made during the second quarter of 1994, are estimated to be approximately $58 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

   Operating Costs and Expenses

Excluding the cost of sales and transportation of $43 million in the first quarter of 1994 and $67 million in the first quarter of 1993, TGPL's operating expenses for the 1994 quarter were approximately $2 million higher than the same period in 1993. This increase in operating expenses for the quarter was primarily the result of increased costs for main engine repairs and miscellaneous contractual services and higher depreciation and taxes other than income taxes, offset in part by lower group insurance expense.

   System Deliveries

As shown in the table below, TGPL's total market-area deliveries for the three months ended March 31, 1994 were 8.7 billion cubic feet (Bcf), or 2 percent, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to the colder-than-normal weather during January and February 1994. The production-area deliveries for the three months ended March 31, 1994, when compared to the same period in 1993, increased 8.8 Bcf, or 32 percent, due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, as a result of a SFV rate design, these increased deliveries had no significant impact on operating income.

                                                            Three Months
            TGPL System Deliveries (Bcf)                   Ended March 31,
            ____________________________                ____________________
                                                          1994        1993
                                                        _______     _______
            Market-area deliveries:
              Long-haul transportation                    230.8       235.0
              Market-area transportation                  134.2       121.3
                                                        _______     _______
                Total market-area deliveries              365.0       356.3
            Production-area transportation                 36.3        27.5
                                                        _______     _______
            Total system deliveries                       401.3       383.8
                                                        _______     _______
                                                        _______     _______


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

   Rates

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC Administrative Law Judge (ALJ) dealing with, among other things, TGPL's production-area rate design began on April 25, 1994. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors. For a discussion of TGPL's Order 636 compliance filing, see Note B of the Notes to Condensed Consolidated Financial Statements.

Texas Gas
_________

   Net and Operating Income

Texas Gas' net income for the three months ended March 31, 1994 was $1.1 million higher than for the three months ended March 31, 1993. The increase in net income was primarily due to higher gas transportation revenues, partially offset by lower net gas sales revenues and increased operating costs and expenses. Each of these factors is discussed below. Operating income was $2.3 million higher for the three months ended March 31, 1994 than for the three months ended March 31, 1993 for the same reasons that resulted in higher net income.

Texas Gas' November 1, 1993 implementation of Order 636 included a change in its rate design method from modified-fixed-variable (MFV) to SFV.
Under the MFV method, all fixed costs, with the exception of equity return and income taxes, were included in the demand component of the charge to customers; the equity return and income tax components of cost of service were included as part of the volumetric charge to customers. Accordingly, under SFV, the demand component has a greater impact on Texas Gas' operating income, while overall throughput has a less significant impact. Texas Gas' demand charges under Order 636, are seasonal and are generally higher during the winter heating season.

   Operating Revenues

Total operating revenues decreased $67 million primarily as the result of $106 million of lower gas sales revenues, due primarily to the realignment of Texas Gas' variable-market-based sales service under Transco Gas Marketing Company (TGMC) effective November 1, 1993, partially offset by $41 million of higher gas transportation revenues. In 1994, the only sales administered by Texas Gas are from volumes purchased from a limited number of contracts with pricing provisions that are not variable market based which are auctioned each month to the highest bidder pursuant to Order 636. The increase in gas transportation revenues was due to higher firm transportation demand revenues, primarily the result of the conversion of customers' firm sales service to firm transportation service due to the implementation of Order 636 which ended Texas Gas' bundled sales service. Although long-haul transportation volumes increased, the decrease in the average commodity transportation rate, which resulted from the implementation of Order 636 and SFV rates, more than offset the effect on transportation revenues of the higher transportation volumes.

   Operating Costs and Expenses

Cost of gas sold in the first three months of 1994 decreased $77 million from the same period in the prior year, primarily due to the realignment of Texas Gas' variable-market-based sales service under TGMC effective November 1, 1993. Texas Gas' administrative and general expenses increased $2 million, primarily the result of higher cost of postretirement benefits other than pensions, which is included in rates.

   System Deliveries

As shown in the table below, Texas Gas' total mainline deliveries for the three months ended March 31, 1994 increased 23.9 Bcf, or 14%, compared to the three months ended March 31, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis in Texas Gas' primary market area. The revenues associated with short-haul transportation volumes are not material to Texas Gas.

                                                                     Three Months
               Texas Gas System Deliveries (Bcf)                    Ended March 31,
               _________________________________               _____________________
                                                                   1994        1993
                                                                ________    ________
               Sales                                                  -         31.7
               Long-haul transportation                            192.2       136.6
                                                                ________    ________
                 Total mainline deliveries                         192.2       168.3
               Short-haul transportation                            50.8        53.4
                                                                ________    ________
                 Total system deliveries                           243.0       221.7
                                                                ________    ________
                                                                ________    ________

Texas Gas' facilities are divided into five rate zones. Generally, gas delivered in the northern four zones is classified as long-haul transportation. Gas delivered in the remaining southernmost zone is classified as short-haul transportation. Auction sales made under the Order 636 environment by Texas Gas are generally made in the southernmost zone; however, the sales are made off system and, therefore, do not constitute system deliveries.

   Rates

Effective November 1, 1993, Texas Gas placed rates into effect, subject to refund, under a new general rate case as discussed in the Company's Annual Report on Form 10-K. Texas Gas has been engaged in settlement proceedings over the past several months regarding this case. As a result of these discussions, a preliminary settlement in principle, which would resolve all issues, has been reached with the majority of the parties, subject to the approval of definitive documentation by the parties and ultimate approval by the FERC. Under the terms of this preliminary settlement, if approved by the parties and the FERC, Texas Gas' stated pre-tax rate of return on equity would be reduced from 16.6% included in its previous rate settlement, to 13.9%. If the settlement is ultimately approved upon its current terms, Texas Gas currently estimates that the settlement could, along with reduced interruptible transportation revenue associated with the implementation of Order 636, result in lower annual operating income in the low $70 million range.

There are various factors which may affect Texas Gas' actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management, and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. Furthermore, while the use of SFV rate design limits Texas Gas' opportunity to earn incremental revenues through increased throughput, it also minimizes Texas Gas' risk associated with fluctuations in throughput. Texas Gas believes that under Order 636, with SFV rates and its anticipated transition cost recovery, its rate structure will remain competitive.

GAS MARKETING

TGMC, through agency management agreements with TGPL and Texas Gas, has assumed operation of substantially all of TGPL and Texas Gas' sales service. Accordingly, effective January 1, 1993, and November 1, 1993, respectively, substantially all sales service for TGPL and Texas Gas is being reported in Gas Marketing.

The tables below show the results of operations and sales volumes for Gas Marketing for the periods presented:

                                                                 Three Months
      Net Income (Loss)                                         Ended March 31,
      _________________                                    _____________________
                                                               1994        1993
                                                            ________    ________
                                                                 (In millions)
      Natural Gas Marketing                                   $ 5.6       $ 1.2
      Natural Gas Liquids Marketing                            (0.6)        0.7
                                                            ________    ________
              Total Gas Marketing                             $ 5.0       $ 1.9
                                                            ________    ________
                                                            ________    ________

                                                                 Three Months
      Sales Volumes                                             Ended March 31,
      _____________                                        _____________________
                                                               1994        1993
                                                            ________    ________
      Gas (Bcf)
        Long-term                                              120.8        95.1
        Short-term                                              59.2        51.4
                                                            ________    ________
          Total gas sales                                      180.0       146.5
                                                            ________    ________
                                                            ________    ________

      Liquids (million gallons)                                 49.8        49.6
                                                            ________    ________
                                                            ________    ________


Gas sales volumes increased due primarily to the inclusion of Texas Gas' sales service volumes of 10.7 Bcf in the first quarter of 1994 and higher demand as a result of colder weather.

Net and Operating Income

Gas Marketing recorded net income in the first quarter of 1994 of $5.0 million, compared to net income of $1.9 million for the same period in 1993. As discussed below, the improvement in 1994 over 1993 is due to improved results from natural gas marketing operations, somewhat offset by a decline in the results from natural gas liquids marketing operations and lower equity in earnings of affiliates. Gas Marketing recorded operating income of $7.8 million in 1994, compared to operating income of $1.8 million in 1993.

   Natural Gas Marketing

Operating income from natural gas marketing was $6.8 million higher for the first quarter of 1994 compared to the first quarter of 1993, primarily due to increased natural gas sales as a result of the colder-than-normal weather in January and February of 1994 and the positive effect of restructuring, in 1993, certain long-term gas purchase contracts with prices formerly at a premium to market prices. While substantial progress was made in 1993 to restructure certain long-term gas purchase contracts with prices at a premium to market prices and to find alternatives for currently underutilized firm transportation capacity, additional progress needs to be made toward permanent utilization of Gas Marketing's firm transportation capacity.

   Natural Gas Liquids Marketing

Operating income from natural gas liquids marketing declined $0.9 million in the first quarter of 1994 compared to the first quarter of 1993, primarily due to higher prices for feedstock natural gas combined with lower product prices. The lower equity in earnings of affiliates was also attributable to the higher cost of natural gas in relation to product prices.

Operating Revenues

Gas Marketing's operating revenues increased to $514 million in the first quarter of 1994 from $356 million in the first quarter of 1993. The higher revenues were due to higher gas sales volumes and prices and the inclusion of Texas Gas' sales service revenues of $40 million in Gas Marketing for the first quarter of 1994, partially offset by lower liquids prices.

Operating Costs and Expenses

Excluding the costs of sales and transportation of $499 million in 1994 and $348 million in 1993, Gas Marketing's operating expenses in the first quarter of 1994 of $7 million were approximately equal to operating expenses in the first quarter of 1993.

COAL

Coal reported net income of $1.0 million for the first quarter of 1994, compared to net income of $0.7 million for the same period in 1993. The positive income variance was primarily due to lower interest expense along with higher income tax benefits in 1994, partially offset by a reduction in the operating margin due to a lower average sales price. Coal's operating income decreased to $0.5 million for the first quarter of 1994 from $1.1 million for the first quarter of 1993 due to the lower average sales price discussed above.

GAS GATHERING

Gas Gathering's net loss for the first quarter of 1994 was $1.0 million compared to $2.7 million for the first quarter of 1993. The operating loss in the first quarter of 1994 was $0.2 million compared to a first quarter operating loss of $1.3 million in 1993. The improvement was primarily due to lower interruptible transportation expense charged by other pipelines. This positive variance was partially offset by an increase in depreciation expense due to the acquisition of interests held by Corpus Christi Gas Gathering, Inc. and certain affiliates (Corpus Christi) in jointly-owned gas gathering and intrastate pipeline partnerships in the third quarter of 1993. Also contributing to the net loss reduction was equity in earnings of unconsolidated affiliates in 1994 of $0.1 million compared to a $0.9 million loss in 1993. The positive variance was primarily attributable to losses in 1993 associated with Gas Gathering's 50% interest in the Corpus Christi pipeline partnerships, the assets of which are now wholly-owned by Gas Gathering due to the aforementioned Corpus Christi acquisition.

                                 PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                Transco filed a Form 8-K, Current Report dated April 7, 1994, to report that Transco and TGPL, along with pipeline units of The Coastal Corporation, MidCon Corp. and Tenneco Inc., announced that each have signed settlement agreements to resolve litigation with Dakota Gasification Company and the Department of Energy related to their respective contracts, signed in 1982, to purchase gas from the Great Plains Gasification Plant. The settlements are subject to the approval of the Federal Energy Regulatory Commission. See Note C of the Notes to Condensed Consolidated Financial Statements.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSCO ENERGY COMPANY




Dated:  May 16, 1994
                                        By /s/ Larry J. Dagley
                                        __________________________________
                                        (Signature)
                                        Larry J. Dagley
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)