Form 10-Q
period 1994-06-30
TRANSCO ENERGY CO
filed 1994-08-15
CIK 99231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended June 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $0.50 per share, outstanding as of June 30, 1994 was 40,936,968.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCO ENERGY COMPANY AND SUBSIDIARIES (TRANSCO)


    The condensed consolidated financial statements included herein have been prepared by Transco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Transco's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K and included in Transco's 1994 First Quarter Report on Form 10-Q.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                       June 30,      December 31,
                                                                         1994            1993
                                                                   ______________  _______________

          ASSETS
         ______

Current Assets:
  Cash and temporary cash investments                               $    134,205    $     163,488
  Deposits                                                                12,375           34,133
  Receivables                                                            173,650          218,053
  Transportation and exchange gas receivable                              44,361           50,635
  Gas supply realignment costs recoverable from customers                 39,058           19,231
  Inventories                                                             88,859          118,550
  Deferred income tax benefits                                            34,542           21,330
  Other                                                                   44,977           41,301
                                                                   ______________  _______________
      Total current assets                                               572,027          666,721
                                                                   ______________  _______________

Investments, at cost plus equity in undistributed earnings                31,491           31,454
                                                                   ______________  _______________

Property, Plant and Equipment, at cost:
  Natural gas transmission plant-jurisdictional                        5,101,578        5,058,546
    Less-Accumulated depreciation and amortization                     2,738,197        2,653,534
                                                                   ______________  _______________

      Natural gas transmission plant-jurisdictional, net               2,363,381        2,405,012
                                                                   ______________  _______________

  Natural gas gathering and liquids separation and
  fractionation plant                                                    212,938          213,114
    Less-Accumulated depreciation and amortization                        14,345           11,412
                                                                   ______________  _______________
      Natural gas gathering and liquids separation and
      fractionation plant, net                                           198,593          201,702
                                                                   ______________  _______________

  Coal properties                                                        408,441          409,695
    Less-Accumulated depreciation, depletion and amortization            146,906          138,280
                                                                   ______________  _______________
      Coal properties, net                                               261,535          271,415
                                                                   ______________  _______________

  Other property, plant and equipment                                      5,534            5,280
    Less-Accumulated depreciation and amortization                         3,485            3,217
                                                                   ______________  _______________
      Other property, plant and equipment, net                             2,049            2,063
                                                                   ______________  _______________

      Total property, plant and equipment, net                         2,825,558        2,880,192
                                                                   ______________  _______________

Other Assets:
  Nonoperating interest in coalbed methane properties, net               131,334          131,287
  Notes receivable                                                        14,736           14,929
  Transportation and exchange gas receivable                              89,569           92,960
  Other                                                                  240,161          249,507
                                                                   ______________  _______________
      Total other assets                                                 475,800          488,683
                                                                   ______________  _______________

                                                                    $  3,904,876    $   4,067,050
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

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                       June 30,      December 31,
                                                                         1994            1993
                                                                   ______________  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ____________________________________

Current Liabilities:
  Current maturities of long-term debt                              $      4,864    $     159,479
  Payables                                                               256,585          372,592
  Transportation and exchange gas payable                                 33,105           16,258
  Accrued federal income taxes                                            24,096                -
  Other accrued liabilities                                              217,909          214,121
  Reserve for rate refunds                                               107,123          161,991
  Other                                                                   57,674           62,133
                                                                   ______________  _______________
      Total current liabilities                                          701,356          986,574
                                                                   ______________  _______________

Long-Term Debt, less current maturities                                1,934,579        1,786,571
                                                                   ______________  _______________

Other Liabilities and Deferred Credits:
  Income taxes                                                           291,472          284,130
  Income taxes refundable to customers                                    20,829           26,364
  Transportation and exchange gas payable                                 41,230           64,976
  Accrued pension cost                                                    22,178           31,958
  Other                                                                  143,468          154,585
                                                                   ______________  _______________
      Total other liabilities and deferred credits                       519,177          562,013
                                                                   ______________  _______________


Preferred Stock of Subsidiary, net-redeemable                             72,958           75,191
                                                                   ______________  _______________


Convertible Preferred Stock, net-non-redeemable                          265,322          265,418
                                                                   ______________  _______________

Common Stockholders' Equity:
  Common stock $0.50 par value: authorized 150,000,000
    shares; issued and outstanding 41,431,419 and
    41,386,861 shares in 1994 and 1993, respectively                      20,716           20,693
  Premium on capital stock and other paid-in capital                     519,024          511,797
  Retained earnings (deficit)                                           (101,476)        (115,447)
                                                                   ______________  _______________
                                                                         438,264          417,043
  Less-Treasury stock, at cost, 494,451 and 15,156 shares
       in 1994 and 1993, respectively                                      7,346              207
       Common stock held by Tran$tock, 380,868 and
       524,045 shares in 1994 and 1993, respectively-
            Deferred compensation                                         12,520           14,395
            Receivable from Tran$tock                                      4,762            9,383
       Restricted stock, 126,228 and 91,964 shares in
       1994 and 1993, respectively-
            Deferred compensation                                          2,152            1,775
                                                                   ______________  _______________
       Total common stockholders' equity                                 411,484          391,283
                                                                   ______________  _______________

                                                                    $  3,904,876    $   4,067,050
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

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Thousands, except per share amounts)
                                             (Unaudited)

                                                            For the Three Months Ended
                                                                     June 30,
                                                     ___________________________________________
                                                            1994                  1993
                                                    _________________       _________________

Operating Revenues                                   $       694,986         $       679,920
                                                    _________________       _________________

Operating Costs and Expenses:
  Cost of sales and transportation                           451,808                 431,504
  Operation and maintenance                                   58,370                  64,491
  Administrative and general                                  61,241                  62,643
  Depreciation, depletion and amortization                    48,598                  46,624
  Taxes - other than income taxes                             13,403                  13,146
                                                    _________________       _________________
      Total operating costs and expenses                     633,420                 618,408
                                                    _________________       _________________

Operating Income                                              61,566                  61,512
                                                    _________________       _________________

Other (Income) and Other Deductions:
  Interest expense                                            47,582                  47,543
  Interest income                                             (1,952)                 (1,731)
  Capitalized interest and allowance for
    funds used during construction                              (969)                 (1,542)
  Dividends on preferred stock of subsidiary                   1,572                   2,112
  Equity in earnings of unconsolidated affiliates             (1,255)                    202
  Miscellaneous other (income) and deductions, net             3,338                   2,570
                                                    _________________       _________________
      Total other (income) and other deductions               48,316                  49,154
                                                    _________________       _________________

Income from Continuing Operations
  Before Income Taxes                                         13,250                  12,358

Provision for Income Taxes                                     5,073                   4,274
                                                    _________________       _________________

Income from Continuing Operations                              8,177                   8,084

Loss from Operations of Discontinued
  Segment, Net of Income Taxes                                     -                    (206)
                                                    _________________       _________________

Net Income                                                     8,177                   7,878

Dividends on Convertible Preferred Stock                       5,726                   6,432
                                                    _________________       _________________

Common Stock Equity in Net Income                    $         2,451         $         1,446
                                                    _________________       _________________
                                                    _________________       _________________

Primary Earnings Per Share of Common
  Stock and Common Stock Equivalents -
    Continuing Operations                            $          0.06         $          0.04
    Discontinued Operations                                        -                       -
                                                    _________________       _________________

                                                     $          0.06         $          0.04
                                                    _________________       _________________
                                                    _________________       _________________

Dividends Declared Per Share of Common Stock         $             -         $             -
                                                    _________________       _________________
                                                    _________________       _________________

Average Shares of Common Stock and Common
  Stock Equivalents Outstanding                               40,716                  39,306
                                                    _________________       _________________
                                                    _________________       _________________

Shares of Common Stock Outstanding                            40,937                  40,359
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

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Thousands, except per share amounts)
                                             (Unaudited)

                                                             For the Six Months Ended
                                                                     June 30,
                                                     ___________________________________________
                                                            1994                  1993
                                                    _________________       _________________

Operating Revenues                                   $     1,529,076         $     1,459,594
                                                    _________________       _________________

Operating Costs and Expenses:
  Cost of sales and transportation                         1,008,330                 947,701
  Operation and maintenance                                  112,877                 120,522
  Administrative and general                                 126,179                 123,235
  Depreciation, depletion and amortization                    96,231                  93,096
  Taxes - other than income taxes                             27,144                  26,325
                                                    _________________       _________________
      Total operating costs and expenses                   1,370,761               1,310,879
                                                    _________________       _________________

Operating Income                                             158,315                 148,715
                                                    _________________       _________________

Other (Income) and Other Deductions:
  Interest expense                                            94,256                  96,205
  Interest income                                             (4,118)                 (4,815)
  Capitalized interest and allowance for
    funds used during construction                            (1,919)                 (2,496)
  Dividends on preferred stock of subsidiary                   3,171                   4,252
  Equity in earnings of unconsolidated affiliates             (1,508)                   (347)
  Miscellaneous other (income) and deductions, net             8,265                   6,440
                                                    _________________       _________________
      Total other (income) and other deductions               98,147                  99,239
                                                    _________________       _________________

Income from Continuing Operations
  Before Income Taxes                                         60,168                  49,476

Provision for Income Taxes                                    22,482                  18,385
                                                    _________________       _________________

Income from Continuing Operations                             37,686                  31,091

Loss from Operations of Discontinued
  Segment, Net of Income Taxes                                     -                     (93)
                                                    _________________       _________________

Net Income                                                    37,686                  30,998

Dividends on Convertible Preferred Stock                      11,452                  12,865
                                                    _________________       _________________

Common Stock Equity in Net Income                    $        26,234         $        18,133
                                                    _________________       _________________
                                                    _________________       _________________

Primary Earnings Per Share of Common
  Stock and Common Stock Equivalents -
    Continuing Operations                            $          0.64         $          0.46
    Discontinued Operations                                        -                       -
                                                    _________________       _________________

                                                     $          0.64         $          0.46
                                                    _________________       _________________
                                                    _________________       _________________

Dividends Declared Per Share of Common Stock         $          0.30         $          0.30
                                                    _________________       _________________
                                                    _________________       _________________

Average Shares of Common Stock and Common
  Stock Equivalents Outstanding                               40,702                  39,307
                                                    _________________       _________________
                                                    _________________       _________________

Shares of Common Stock Outstanding                            40,937                  40,359
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

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                      For the Six Months
                                                                        Ended June 30,
                                                               ______________________________
                                                                     1994            1993
                                                                _____________   _____________
Cash flows from operating activities:
    Net income                                                   $    37,686     $    30,998
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation, depletion and amortization                      106,493         102,694
       Deferred income taxes                                         (11,609)        (31,103)
       Tran$tock compensation expense                                  1,875           1,590
       Other, net                                                       (612)          3,201
                                                                _____________   _____________
                                                                     133,833         107,380
       Nonrecoverable producer settlements                              (512)        (26,992)
       Changes in operating assets and liabilities:
        Deposits                                                      21,758            (370)
        Receivables                                                   46,972          69,459
        Transportation and exchange gas receivable                     9,665           8,751
        Inventories                                                   29,691           5,061
        Payables                                                    (115,217)        (87,309)
        Transportation and exchange gas payable                       (6,900)         (4,622)
        Accrued liabilities                                           12,804         (20,459)
        Reserve for rate refunds                                     (54,868)         51,547
        Other, net                                                   (16,775)         10,143
                                                                _____________   _____________
        Net cash provided by operating activities                     60,451         112,589
                                                                _____________   _____________

Cash flows from financing activities:
    Net additions to long-term debt                                  146,753               -
    Retirement of long-term debt                                    (154,717)        (46,801)
    Retirement of preferred stock                                     (3,391)              -
    Dividends on common and preferred stock                          (26,933)        (29,257)
    Other, net                                                        (1,927)         (3,862)
                                                                _____________   _____________
        Net cash used in financing activities                        (40,215)        (79,920)
                                                                _____________   _____________

Cash flows from investing activities:
    Property, plant and equipment and investment in
       unconsolidated affiliates                                     (54,010)        (67,436)
    Recovery of producer settlements                                     848          33,557
    Other, net                                                         3,643           5,395
                                                                _____________   _____________
        Net cash used in investing activities                        (49,519)        (28,484)
                                                                _____________   _____________
    Net increase (decrease) in cash and cash equivalents             (29,283)          4,185
    Cash and cash equivalents at beginning of period                 163,488          12,528
                                                                _____________   _____________
    Cash and cash equivalents at end of period                   $   134,205     $    16,713
                                                                _____________   _____________
                                                                _____________   _____________

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                         $    94,414     $    94,529
    Income taxes (net of amounts refunded)                             8,075          26,193

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

The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1993 Annual Report on Form 10-K and included in Transco's 1994 First Quarter Report on Form 10-Q.

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

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q other than described below.

Rate Matters
____________

Transcontinental Gas Pipe Line Corporation (TGPL)

On November 4, 1993, the Federal Energy Regulatory Commission (FERC) issued an order accepting the Offer of Settlement (the Settlement) filed by TGPL on May 3, 1993 in connection with TGPL's general rate case (Docket No. RP92-137). On December 6, 1993, certain parties, including TGPL, filed requests for rehearing and clarification of the November 4 order.
On December 16, 1993, TGPL filed a request to accelerate partial refunds under the Settlement on the ground that those refunds could be made without prejudice to the pending requests for rehearing or clarification. TGPL's request was granted by order of the FERC dated February 14, 1994, which order also acted on the pending requests for rehearing or clarification of the November 4 order. The Settlement became effective on April 1, 1994. One party has appealed the FERC's November 4 and February 14 orders to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). In the first six months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At June 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $46 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

Texas Gas Transmission Corporation (Texas Gas)

On April 29, 1993, Texas Gas filed a general rate case (Docket No. RP93-
106), which became effective November 1, 1993, subject to refund. A settlement agreement was filed on June 14, 1994. The presiding Administrative Law Judge (ALJ) certified the agreement to the FERC on July 18, 1994 as an uncontested settlement. Texas Gas has provided a reserve of approximately $37 million at June 30, 1994 which it believes is adequate for any refunds, including interest, that may be required. Such refunds are currently expected to be made during the fourth quarter of 1994. These refund obligations increase with the passage of time until the refunds are made.

On July 29, 1994, the FERC issued an order accepting the June 30, 1994 filing made by Texas Gas to resolve the transportation and exchange imbalances pre-dating the implementation of Order 636. The order approved the timetable proposed in the filing whereby such imbalances will be reconciled by December 31, 1994. Pursuant to the filing, these reconciled imbalances will be repaid in cash or through receipt or delivery of gas, upon agreements for allocation and as permitted by operating conditions, by the end of 1995.

Other Regulatory Matters
________________________

Order 636

     TGPL

TGPL and certain other parties have filed appeals of certain of the FERC's orders on TGPL's Order 636 compliance filings to the D.C. Circuit Court. These appeals had been held in abeyance pending completion of the FERC's rehearing process and the expiration of the time to seek judicial review. On March 17, 1994, the FERC issued an order denying all requests for rehearing relating to TGPL's Order 636 restructuring proceedings, which ends the rehearing process at the FERC. On May 27, 1994, the D.C. Circuit Court issued an order directing parties to file statements of issues and continuing to hold these appeals in abeyance until the court establishes a briefing schedule for the review of Order 636. Among the issues raised by the parties are whether the separately stated gathering rates charged by TGPL should be subject to refund and issues related to TGPL's storage tracker authority.

     Texas Gas

Texas Gas currently estimates its transition costs under Order 636 will be primarily related to Gas Supply Realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to Texas Gas' auction process and unrecovered purchased gas costs. Through June 30, 1994, Texas Gas had paid or committed to pay a total of $41.9 million for GSR costs, primarily as a result of the GSR contract terminations. Texas Gas continues to make quarterly filings to recover its GSR costs as such costs are paid. As of June 30, 1994, Texas Gas had recovered $3.9 million of such costs.

     Consolidated

Transco expects that any Order 636 transition costs incurred should be recovered from TGPL and Texas Gas' customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Order 500 and Order 528

     Texas Gas

On August 4, 1994, the FERC issued an order approving the settlement agreements of Texas Gas and its upstream pipelines in Texas Gas' pending Order 528 flowthrough proceedings. Pursuant to the settlements, Texas Gas will flow through to its former sales customers approximately $39 million, plus interest, which will resolve all of Texas Gas' issues related to the flowthrough of upstream pipelines take-or-pay costs.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K or in the 1994 First Quarter Report on Form 10-Q other than as described below.

Producer Contract Litigation
____________________________

As discussed in the Company's 1993 Annual Report on Form 10-K, in TGPL's remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. The Federal District Court issued an order granting TGPL's motion for summary judgement, which was appealed by the producer to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). On July 1, 1994, the Fifth Circuit Court affirmed the judgment of the Federal District Court dismissing the producer's claims in all respects and on July 27, 1994, denied the producer's petition for rehearing.

Other Litigation and Claims
___________________________

Dakota Gasification Litigation

As discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipelines had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed a definitive agreement which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, Transco does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Royalty Claims

As discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q, in connection with TGPL and Texas Gas' renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL and Texas Gas have each entered into certain settlements which may require the indemnification by TGPL or Texas Gas of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements.

In the Duplantis excess royalties litigation, with respect to the claims against Transco Exploration Company (TXC) and TXP Operating Company
(TXPO), the plaintiffs have alleged claims against TXC and TXPO of approximately $8.5 million. In the same litigation, TGPL, based on information supplied by the plaintiffs, believes the plaintiffs are asserting claims against it of approximately $14 million, inclusive of certain claims made against TXC and TXPO.

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

                                        E.  FINANCING

Long-term Debt Refinancing
__________________________

On April 11, 1994, Texas Gas issued $150 million of 8 5/8% Notes (Notes) due April 1, 2004. The Notes are not redeemable prior to maturity and are general unsecured obligations of Texas Gas. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10% Debentures on April 29, 1994.

Restrictive Covenants
_____________________

As described in the 1993 Annual Report on Form 10-K and in the First Quarter Report on Form 10-Q, certain of Transco's credit facilities and indentures contain restrictive covenants which could, among other things, affect Transco's ability to incur debt, pay dividends on its common and preferred stock and to make certain investments.

  F.  INVESTMENT IN NONOPERATING INTEREST IN COALBED METHANE PROPERTIES

As discussed in Transco's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q, the ultimate recovery of Transco's remaining investment through future production payments depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings. Any resulting non-cash charge to earnings could reduce the Company's financial flexibility, including its ability to remain in compliance with certain restrictive provisions in various debt instruments and to pay dividends on its capital stock.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

INTRODUCTION

Over the past two years, Transco has made significant progress in improving its results of operations and financial flexibility. The Company remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and further improving financial results.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Transco funds its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, supplemented, when necessary, with borrowings under its $450 million working capital line. At June 30, 1994, the Company had $118 million in short-term investments and no outstanding borrowings under its $450 million working capital line. As of July 31, 1994, Transco had approximately $84 million in short-term investments and continued to have no outstanding borrowings under its $450 million working capital line. The Company expects to use the short-term investments later in 1994, primarily to fund any TGPL and Texas Gas refunds that may be required upon FERC approval of their respective general rate case settlements.

On April 11, 1994, Texas Gas issued $150 million of 8 5/8% Notes due April 1, 2004. The Notes are not redeemable prior to maturity and are general unsecured obligations of Texas Gas. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10% Debentures on April 29, 1994.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at June 30, 1994, the percentage of total debt to total invested capital was 72.1% compared to 72.7% at December 31, 1993. Net income during the first six months of 1994, combined with a slight decline in total debt had the effect of reducing the percentage of total debt to total invested capital.

                                                              June 30,       Dec. 31,
                                                                1994           1993
                                                           ____________    ____________
                                                                    (In millions)
Common Stockholders' Equity                                  $   411.5      $    391.3
Preferred Stock                                                  338.3           340.6
Long-term Debt, less Current Maturities                        1,934.6         1,786.6
                                                            ____________    ____________
    Total Capitalization                                       2,684.4         2,518.5
Current Maturities of Long-term Debt                               4.9           159.5
                                                            ____________    ____________
    Total Invested Capital                                   $ 2,689.3      $  2,678.0
                                                            ____________    ____________
                                                            ____________    ____________

Long-term Debt, less Current Maturities as a
  Percentage of Total Capitalization                              72.1%           70.9%
Common Stockholders' Equity as a Percentage
  of Total Capitalization                                         15.3%           15.5%
Total Debt as a Percentage of Total Invested Capital              72.1%           72.7%

At June 30, 1994, Transco had a working capital deficit of $129 million, compared to a deficit of $320 million at December 31, 1993. The most significant factor influencing the reduction in the working capital deficit was the refinancing of Texas Gas' debt.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By Operating Activities                    $     60.5     $   112.6
                                                               __________     __________
                                                               __________     __________

Excluding TGPL's rate refunds of $123 million in 1994 and Texas Gas' rate refund of $36 million in 1993, consolidated net cash flows from operating activities for the six months ended June 30, 1994, were $34 million higher than for the six months ended June 30, 1993. This increase in cash flows is primarily the result of lower cash payments in 1994 for producer settlements and the return of a collateralized deposit that was no longer needed due to the utilization of a new reimbursement facility that provides Transco with standby letters of credit.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Financing Activities                        $     40.2     $    79.9
                                                               __________    __________
                                                               __________    __________

Consolidated net cash flows used in financing activities for the six months ended June 30, 1994 included cash outflows for dividends of $27 million on common and preferred stock, the retirement of $3 million of preferred stock, the retirement of $5 million of long-term debt by Transco and the retirement in April of Texas Gas' $150 million of 10% Debentures, partially offset by cash inflows from Texas Gas' issuance of $150 million of 8 5/8% Notes.

Consolidated net cash flows used in financing activities for the six months ended June 30, 1993 included cash outflows for the retirement of $47 million of long-term debt by Transco, TGPL and Transco Coal Company and dividends of $29 million on common and preferred stock.

                                                                      Six Months
                                                                    Ended June 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Investing Activities                        $    49.5      $   28.5
                                                               __________    __________
                                                               __________    __________

For the six months ended June 30, 1994 and June 30, 1993, consolidated net cash flows used in investing activities primarily included cash outflows for capital expenditures for property, plant and equipment and investments in unconsolidated affiliates, as shown on the following table, partly offset, for the six months ended June 30, 1993, by cash inflows from the recovery of producer settlement costs by TGPL and Texas Gas.

                                                                      Six Months
Capital Expenditures and Investments in                             Ended June 30,
                                                             __________________________
Unconsolidated Affiliates                                         1994           1993
_______________________________________                        __________    __________
                                                                     (In millions)
Pipelines
  TGPL
    Market-Area Projects                                       $     3.7      $   1.1
    Supply-Area Projects                                             7.3         15.1
    Maintenance of Existing Facilities and Other Projects           22.6         24.2
  Texas Gas
    Market-Area Projects                                             4.6          1.4
    Maintenance of Existing Facilities and Other Projects           12.5          6.8
  Other                                                              0.8          1.9
                                                               __________     _________
    Total Pipelines                                                 51.5         50.5
Gas Marketing                                                        0.3          0.4
Coal                                                                 2.2          4.8
Other                                                                 -          15.7
Intersegment Eliminations (TGPL Expenditures)                         -          (4.0)
                                                               __________    __________
    Total Capital Expenditures and Investments in
      Unconsolidated Affiliates                                $    54.0      $  67.4
                                                               __________    __________
                                                               __________    __________

Other Capital Requirements and Contingencies
____________________________________________

Transco's capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q. Other than described in Notes B and C of the Notes to Condensed Consolidated Financial Statements and below, there have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q with regard to other capital requirements and contingencies.

Liberty Pipeline Company

In 1992, Liberty Pipeline Company, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 million cubic feet per day in firm transportation service to the greater New York City area. The partnership was comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of three Transco customers in New York.

On August 1, 1994, the partners of Liberty Pipeline Company sent a letter to the FERC, asking it to postpone indefinitely its review of the Liberty Pipeline project. The decision follows the withdrawal, in early June, of one key shipper and project partner and the recent withdrawal of another shipper. The partners also reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, will be necessary in the future and advised the FERC that the Liberty partners will continue to pursue that goal.

1994 Southeast Expansion Project

On June 6, 1994, TGPL accepted a final certificate from the FERC authorizing its 1994 Southeast Expansion Project. The FERC issued the certificate on May 27, 1994.

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

Rate Refunds

    TGPL

As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, TGPL received a FERC order accepting its Settlement in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. In the first six months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is sufficient for any additional refunds that may be required under Docket No. RP92-137. At June 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $46 million, including interest. Such refund obligations increase with the passage of time until the refunds are made.

    Texas Gas

As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, the presiding ALJ certified a settlement agreement of Texas Gas' general rate case (Docket No. RP93-106) to the FERC on July 18, 1994 as an uncontested settlement. Texas Gas has provided a reserve of approximately $37 million at June 30, 1994 which it believes is adequate for any refunds, including interest, that may be required. Such refunds are currently expected to be made during the fourth quarter of 1994. These refund obligations increase with the passage of time until the refunds are made.

CONCLUSION
__________

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by borrowings under the working capital line of the Amended Transco Bank Credit Facility, will provide sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

CONSOLIDATED

Transco's consolidated net income for the quarter and for the six months ended June 30, 1994 was $1.0 million ($0.02 per share) and $8.1 million ($0.18 per share) higher, respectively, than the same periods in 1993, primarily as a result of improved financial results from Gas Marketing and Gas Gathering and lower preferred dividends, offset in part by lower net income from Pipelines and Coal. In addition, operating losses from Transco's coalbed methane investment were significantly reduced due to the transfer of the Company's operating interest in that project to TECO Energy, Inc. in July 1993. Consolidated operating income for the quarter ended June 30, 1994 was approximately equal to operating income for the same period in 1993, but operating income for the six months ended
June 30, 1994 was $9.6 million higher than for the six months ended
June 30, 1993 primarily for the same reasons discussed above except for preferred dividends.

Each segment's results of operations are discussed in more detail below.

PIPELINES

The table below shows the net income of Pipelines by company:

                                           Three Months             Six Months
Net Income                                Ended June 30,          Ended June 30,
__________                          ______________________  ______________________
                                        1994        1993        1994        1993
                                     _________    ________   _________    ________
                                                     (In millions)
TGPL                                  $  24.3     $  21.6     $   51.9    $  48.9
Texas Gas                                 2.8         8.4         18.7       23.2
Other Companies                        (  0.1)     (  0.1)         0.1     (  0.1)
                                      ________    ________    ________    ________

Total Pipelines                       $  27.0     $  29.9     $   70.7    $  72.0
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________


The two major operating companies in this segment, TGPL and Texas Gas, provide substantially all of the segment's revenues, operating income and net income. As discussed in Transco's 1993 Annual Report on Form 10-K and in the 1994 First Quarter Report on Form 10-Q, effective January 1, 1993 for TGPL and November 1, 1993 for Texas Gas, substantially all sales revenues and the related costs, including gas costs applicable to TGPL and Texas Gas' sales service, are reported by Transco in Gas Marketing. The financial performance of TGPL (excluding its 1993 and 1994 sales service) and Texas Gas (excluding its 1994 variable-market-based sales service) is discussed below.

TGPL
____

   Net and Operating Income

TGPL's net income was higher by $2.7 million and $3.0 million for the three months and six months ended June 30, 1994 , respectively, than net income for the three months and six months ended June 30, 1993, due primarily to lower operating expenses, lower net interest expense, higher allowance for equity funds used during construction and lower dividends on preferred stock. Operating income for the three months and six months ended June 30, 1994 was $53.8 million and $114.2 million, respectively, compared to operating income of $51.7 million and $112.8 million for the same periods in 1993, which reflected lower operating expenses, partially offset by slightly lower net transportation revenues (net of the related cost of transportation and surcharges).

   Operating Revenues

TGPL's operating revenues increased $4 million to $218 million for the quarter ended June 30, 1994, when compared to the same period in 1993 due primarily to non-merchant sales revenues related to TGPL's cash-out program for the settlement of current month transportation imbalances. However, this increase in revenues had no effect on TGPL's operating or net income since this increase also resulted in a corresponding increase in cost of sales and transportation. TGPL's operating revenues decreased $19 million to $438 million for the six months ended June 30, 1994, when compared to the six months ended June 30, 1993, due primarily to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, the decrease in transportation rates related to this surcharge did not affect TGPL's operating or net income since the expiration of the producer settlement surcharge also resulted in lower cost of sales and transportation when compared with the prior year.

   Operating Costs and Expenses

Excluding the cost of sales and transportation of $45 million and $88 million for the three months and six months ended June 30, 1994, respectively, and $39 million and $106 million for the three months and six months ended June 30, 1993, respectively, TGPL's operating expenses for the quarter were $4 million lower than the same period in 1993 and for the first six months of 1994, were $2 million lower than the comparable period in 1993. The decrease in operating expenses for the quarter and the six-month period was primarily due to lower costs for miscellaneous contractual services, other supplies and expenses and postretirement benefits other than pensions, somewhat offset by higher costs for main engine repairs.

   System Deliveries

As shown in the table below, TGPL's total market-area deliveries for the three months ended June 30, 1994 were 8.1 billion cubic feet (Bcf), or 3 percent, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to the extremely warm weather experienced on the East Coast during June 1994. TGPL's total market-area deliveries for the six months ended June 30, 1994 were 16.8 Bcf, or 3%, higher than the six months ended June 30, 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market-area during January and February 1994 coupled with the extremely warm weather during June 1994. The production-area deliveries for the three months and six months ended June 30, 1994, increased 3.0 Bcf, or 6%, and 11.8 Bcf, or 15%, respectively, when compared to the same periods in 1993, due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. However, as a result of a straight fixed-variable (SFV) rate design, these increased deliveries had no significant impact on operating income.

                                           Three Months             Six Months
TGPL System Deliveries (Bcf)              Ended June 30,          Ended June 30,
____________________________        ______________________   _____________________
                                        1994        1993        1994        1993
                                     _________    ________    ________    ________
Market-area deliveries:
   Long-haul transportation             186.2        194.4       417.0       429.5
   Market-area transportation            90.3         74.0       224.5       195.2
                                      ________    ________    ________    ________
     Total market-area deliveries       276.5        268.4       641.5       624.7
Production-area transportation           52.0         49.0        88.3        76.5
                                      ________    ________    ________    ________
Total system deliveries                 328.5        317.4       729.8       701.2
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________



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

   Rates

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC ALJ dealing with, among other things, TGPL's production-area rate design concluded in June 1994 and the parties will submit briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors. For a discussion of TGPL's Order 636 compliance filing, see Note B of the Notes to Condensed Consolidated Financial Statements.

Texas Gas
_________

   Net and Operating Income

Texas Gas' net income was $5.6 million lower and $4.5 million lower for the quarter and six months ended June 30, 1994, respectively, than the same periods in 1993. Operating income for the quarter and six months ended June 30, 1994 was $9.2 million and $40.3 million, respectively, compared to $18.0 million and $46.9 million for the same periods in 1993. The decrease in both net income and operating income was primarily due to lower interruptible transportation revenues resulting from the implementation of Order 636, seasonal demand revenues that are lower in the second and third quarters than in the first and fourth quarters, and reserving for an expected stated pre-tax rate of return under Texas Gas' pending general rate case settlement which is lower than that included in Texas Gas' previous rates.

As a result of reduced interruptible transportation revenues due to the implementation of Order 636 and the expected lower stated pre-tax rate of return under Texas Gas' pending general rate case settlement, Texas Gas' interim operating income during the third quarter of 1994 could be lower than the comparable period in 1993 and 1994 annual operating income could be lower than the prior year. Additionally, Texas Gas' interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with SFV rate design, results in lower operating income in the second and third quarters than in the first and fourth quarters.

   Operating Revenues

Total operating revenues decreased $29 million in the second quarter of 1994 and $96 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decrease was primarily the result of lower gas sales revenues due to the implementation of Order 636, which ended Texas Gas' bundled sales service and the subsequent realignment of Texas Gas' variable-market-based sales service under Transco Gas Marketing Company (TGMC) effective November 1, 1993, partially offset by higher gas transportation revenues. In 1994, the only sales administered by Texas Gas are from volumes purchased from a limited number of contracts with pricing provisions that are not variable market based which are auctioned each month to the highest bidder pursuant to Order 636. The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of Order 636. Although long-haul transportation volumes increased, the decrease in average commodity transportation rates, which resulted from the implementation of Order 636, SFV rate design, reduced interruptible transportation revenues, more than offset the effect on transportation revenues of the higher transportation volumes.

   Operating Costs and Expenses

Cost of gas sold for the second quarter and six months ended June 30, 1994 was $22 million lower and $99 million lower than in the same periods in 1993, respectively. The decrease was primarily due to the realignment of Texas Gas' variable-market-based sales service under TGMC effective November 1, 1993. Texas Gas' operation and maintenance expenses for the quarter and six months ended June 30, 1994 were virtually unchanged in comparison to the same periods in 1993. For the quarter ended June 30, 1994, administrative and general expenses were $1 million lower than for the same period in 1993, primarily due to a provision for uncollectible accounts in 1993. Administrative and general expenses for the six months ended June 30, 1994 were $1 million higher than 1993, primarily due to the higher cost of postretirement benefits other than pensions, which is included in Texas Gas' transportation rates.

   System Deliveries

As shown in the table below, Texas Gas' total mainline deliveries for the six months ended June 30, 1994 increased 23.8 Bcf, or 8%, compared to the six months ended June 30, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis during the first quarter of 1994 in Texas Gas' primary market area. Mainline deliveries for the second quarter ended June 30, 1994 were unchanged from the same period in 1993. The revenues associated with short-haul transportation volumes are not material to Texas Gas.

                                            Three Months            Six Months
Texas Gas System Deliveries (Bcf)          Ended June 30,         Ended June 30,
_________________________________    _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________

Sales                                      -           7.9          -         39.6
Long-haul transportation                128.9        121.1       321.1       257.7
                                      ________    ________    ________    ________
   Total mainline deliveries            128.9        129.0       321.1       297.3
Short-haul transportation                46.8         48.4        97.7       101.8
                                      ________    ________    ________    ________
   Total system deliveries              175.7        177.4       418.8       399.1
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________


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

   Rates

Effective November 1, 1993, Texas Gas placed rates into effect, subject to refund, under a new general rate case as discussed in the Company's Annual Report on Form 10-K, 1994 First Quarter Report on Form 10-Q and Note B of the Notes to Condensed Consolidated Financial Statements. A settlement agreement was filed on June 14, 1994. The presiding ALJ certified the settlement agreement of Texas Gas' general rate case (Docket No. RP93-106) to the FERC on July 18, 1994 as an uncontested settlement.

Texas Gas' November 1, 1993 implementation of Order 636 included a change in its rate design method from modified fixed-variable (MFV) to SFV.
Under the MFV method, all fixed costs, with the exception of equity return and income taxes, were included in the demand component of the charge to customers; the equity return and income tax components of cost of service were included as part of the volumetric charge to customers. Under the SFV method, all fixed costs, including equity return and income taxes, are included in the demand charge to customers. Accordingly, under SFV, overall throughput has a less significant impact on Texas Gas' results of operations.

There are various factors which may affect Texas Gas' actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management, and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. Furthermore, while the use of SFV rate design limits Texas Gas' opportunity to earn incremental revenues through increased throughput, it also minimizes Texas Gas' risk associated with fluctuations in throughput. Texas Gas believes that under Order 636, with SFV rate design and its anticipated transition cost recovery, its rate structure will remain competitive.

GAS MARKETING

TGMC, through agency management agreements with TGPL and Texas Gas, has assumed operation of substantially all of TGPL and Texas Gas' sales service. Accordingly, effective January 1, 1993, and November 1, 1993, substantially all sales service for TGPL and Texas Gas, respectively, is being reported in Gas Marketing.

The tables below show the results of operations and sales volumes for Gas Marketing for the periods presented:

                                           Three Months             Six Months
Net Income (Loss)                         Ended June 30,          Ended June 30,
_________________                    _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________
                                                     (In millions)
Natural Gas Marketing                 $   1.8     $(  4.3)    $   7.5     $(  3.1)
Natural Gas Liquids Marketing          (  0.3)        1.1      (  0.9)        1.8
                                      ________    ________    ________    ________
     Total Gas Marketing                  1.5     $(  3.2)    $   6.6     $(  1.3)
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

                                           Three Months             Six Months
Sales Volumes                             Ended June 30,          Ended June 30,
_____________                        _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________

Gas (Bcf)
   Long-term                             92.2        73.5       212.8       168.5
   Short-term                            75.9        48.4       136.1       101.6
                                      ________    ________    ________    ________
     Total gas sales                    168.1       121.9       348.9       270.1
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

Liquids (million gallons)                18.8        37.0        68.7        86.7
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

Gas sales volumes increased due primarily to the inclusion of Texas Gas' sales service volumes of 8.0 Bcf and 18.6 Bcf for the second quarter and the first six months of 1994, respectively, incremental spot sales and higher demand as a result of colder weather during the first quarter of 1994.

Net and Operating Income

Gas Marketing reported a $4.7 million and $7.9 million positive net income variance for the second quarter of 1994 and the first six months of 1994, respectively, compared to the same periods in 1993. The segment also reported operating income of $0.8 million for the second quarter of 1994 and $8.5 million for the six months ended June 30, 1994 compared to an operating loss of $5.7 million for the second quarter of 1993 and $3.9 million for the six months ended June 30, 1993. As discussed below, the improvement in 1994 over 1993 is due to improved results from natural gas marketing operations, somewhat offset by a decline in the results from natural gas liquids marketing operations.

   Natural Gas Marketing

Operating income from natural gas marketing increased $9.5 million and $16.4 million for the quarter and six months ended June 30, 1994, respectively, compared to the prior year periods, primarily due to increased volumes and the positive effect of restructuring, in 1993, certain long-term gas purchase contracts with prices formerly at a premium to market prices. In addition, the 1993 results include a charge of $3.8 million to reflect transportation and exchange imbalances at current market prices. While the 1994 periods reflect the substantial progress made in 1993 to restructure certain long-term gas purchase contracts with prices at a premium to market prices and to find alternatives for currently underutilized firm transportation capacity, additional progress needs to be made toward permanent utilization of Gas Marketing's firm transportation capacity.

   Natural Gas Liquids Marketing

Operating income from natural gas liquids marketing declined $3.0 million and $3.9 million for the second quarter and six months ended June 30, 1994, respectively, compared to the prior year periods primarily due to decreased sales volumes and margins.

Operating Revenues

Gas Marketing's operating revenues increased to $392 million in the second quarter of 1994 from $329 million in the second quarter of 1993.
Operating revenues increased to $906 million for the first six months of 1994 compared to $685 million for the first six months of 1993. The higher revenues were due to higher gas sales volumes and the inclusion of Texas Gas' sales service revenues of $28 million and $68 million in Gas Marketing for the second quarter and six months ended June 30, 1994, respectively.

Operating Costs and Expenses

Gas Marketing's costs of sales and transportation of $385 million and $885 million for the quarter and six months ended June 30, 1994 increased from $328 million and $676 million for the same periods in 1993, respectively, due to higher gas purchase volumes and the inclusion of Texas Gas' sales service costs in Gas Marketing in 1994. Gas Marketing's other operating expenses for the second quarter and six months ended June 30, 1994 were comparable to the same periods in 1993.

COAL

Coal reported net income of $1.4 million and $2.4 million for the second quarter and six months ended June 30, 1994, compared to net income of $2.6 million and $3.3 million for the same periods in 1993. The negative net income variance was primarily due to a reduction in the operating margin due to a lower average sales price, partially offset by lower interest expense and higher income tax benefits in 1994. In addition, the results for the second quarter of 1993 included the effects of favorable price adjustments in a long-term sales contract. Coal's operating income decreased to $0.9 million for the second quarter and to $1.4 million for six months ended June 30, 1994 from $2.9 million and $4.0 million for the same periods of 1993 due primarily to the lower average sales price and price adjustments discussed above.

GAS GATHERING

Gas Gathering's net loss was $1.4 million and $2.5 million compared to a $2.3 million and 4.9 million net loss for the second quarter and the first six months of 1994 and 1993, respectively. The operating loss was $0.4 million and $0.6 million compared to operating losses of $1.2 million and $2.4 million for the second quarter and the first six months in 1994 and 1993, respectively. The improvement was primarily due to lower interruptible transportation expense charged by other pipelines and a transportation rate refund. This positive variance was partially offset by an increase in depreciation expense due to the acquisition of interests held by Corpus Christi Gas Gathering, Inc. and certain affiliates (Corpus Christi) in jointly-owned gas gathering and intrastate pipeline partnerships in the third quarter of 1993. Also contributing to the net loss reduction was the increase in equity in earnings of unconsolidated affiliates of $0.6 million and $1.7 million for the quarter and six months ended June 30, 1994 compared to the prior year periods. This positive variance was primarily attributable to losses in 1993 associated with Gas Gathering's 50% interest in the Corpus Christi pipeline partnerships, the assets of which are now wholly-owned by Gas Gathering due to the aforementioned Corpus Christi acquisition.

                                 PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 2.   CHANGES IN SECURITIES.


          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on May 17, 1994 in Owensboro, Kentucky. Shareholders voted on the election of two Directors for a three-year term expiring in 1997, the ratification of the appointment of independent accountants for the year 1994 and an Amended and Restated 1991 Incentive Stock Plan. The voting results on these matters are as follows:

          1.  Election of Directors:

                                                                   Votes
                                          Votes                  Against or     Broker
                Nominees                   For     Abstentions    Withheld     Non-Votes
                ________               __________  ___________  ___________   __________

          William H. Luers             36,199,445       0        1,997,701         0
          Frederick H. Schultz         36,455,195       0        1,741,951         0

          Directors whose term of office continues after the meeting:
            Term expiring 1995:  Gordon F. Ahalt, Benjamin F. Bailar and John P. DesBarres
            Term expiring 1996:  Robert W. Fri and J. David Grissom

          2. Appointment of Arthur Andersen & Co. as the Company's Independent Auditors:

                                                                   Votes
                                          Votes                  Against or     Broker
                                           For     Abstentions    Withheld     Non-Votes
                                       __________  ___________   __________   __________

                                       37,062,901     299,828      834,417         0

          3.  Adoption of Amended and Restated 1991 Incentive Stock Plan:

                                                                   Votes
                                          Votes                  Against or     Broker
                                           For     Abstentions    Withheld     Non-Votes
                                       __________  ___________   __________   __________

                                       29,683,960     924,065    7,589,121         0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                4.1 Amended and Restated Credit Agreement dated December 31, 1993 among Transco, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent (Exhibit
                       (4) - 5(c) to Transco Form 10-K for 1993 Commission File Number 1-7513).

                       (a) First Amendment Agreement dated as of June 30, 1994 among Transco, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent.

                4.2 Reimbursement Agreement dated as of December 31, 1993 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank (Exhibit (4) - 7 to Transco Form 10-K for 1993 Commission File Number 1-
                       7513).

                       (a) First Amendment Agreement dated as of June 30, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank.

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




                                        TRANSCO ENERGY COMPANY




Dated:  August 12, 1994
                                        By /s/ Larry J. Dagley
                                        __________________________________
                                        (Signature)
                                        Larry J. Dagley
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)