Form 10-Q
period 1994-09-30
TRANSCO ENERGY CO
filed 1994-11-14
CIK 99231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $0.50 per share, outstanding as of September 30, 1994 was 40,927,847.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCO ENERGY COMPANY AND SUBSIDIARIES (TRANSCO)


    The condensed consolidated financial statements included herein have been prepared by Transco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Transco's management, however, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K and included in Transco's 1994 First and Second Quarter Reports on Form 10-Q.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                     September 30,   December 31,
                                                                         1994            1993
                                                                   ______________  _______________
          ASSETS
         ______

Current Assets:
  Cash and temporary cash investments                               $     62,237    $     163,488
  Deposits                                                                13,661           34,133
  Receivables -
    Trade                                                                133,687          195,306
    Other                                                                 12,160           22,747
  Transportation and exchange gas receivable                              42,068           50,635
  Gas supply realignment costs recoverable from customers                 37,885           19,231
  Inventories                                                            100,626          118,550
  Deferred income tax benefits                                            33,867           21,330
  Other                                                                   53,451           41,301
                                                                    _____________   ______________
      Total current assets                                               489,642          666,721
                                                                    _____________   ______________

Investments, at cost plus equity in undistributed earnings                33,444           31,454
                                                                    _____________   ______________

Property, Plant and Equipment, at cost:
  Natural gas transmission plant-jurisdictional                        5,151,094        5,058,546
    Less-Accumulated depreciation and amortization                     2,781,215        2,653,534
                                                                    _____________   ______________

      Natural gas transmission plant-jurisdictional, net               2,369,879        2,405,012
                                                                    _____________   ______________

  Natural gas gathering and liquids separation and
  fractionation plant                                                    212,938          213,114
    Less-Accumulated depreciation and amortization                        15,891           11,412
                                                                    _____________   ______________
      Natural gas gathering and liquids separation and
      fractionation plant, net                                           197,047          201,702
                                                                    _____________   ______________

  Coal properties                                                        407,344          409,695
    Less-Accumulated depreciation, depletion and amortization            148,323          138,280
                                                                    _____________   ______________
      Coal properties, net                                               259,021          271,415
                                                                    _____________   ______________

  Other property, plant and equipment                                     10,533            5,280
    Less-Accumulated depreciation and amortization                         4,325            3,217
                                                                    _____________   ______________
      Other property, plant and equipment, net                             6,208            2,063
                                                                    _____________   ______________

      Total property, plant and equipment, net                         2,832,155        2,880,192
                                                                    _____________   ______________

Other Assets:
  Nonoperating interest in coalbed methane properties, net               131,334          131,287
  Notes receivable                                                        14,639           14,929
  Transportation and exchange gas receivable                              89,314           92,960
  Other                                                                  234,704          249,507
                                                                    _____________   ______________
      Total other assets                                                 469,991          488,683
                                                                    _____________   ______________

                                                                    $  3,825,232    $   4,067,050
                                                                    _____________   ______________
                                                                    _____________   ______________
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                    September 30,    December 31,
                                                                         1994            1993
                                                                   ______________   _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ____________________________________

Current Liabilities:
  Current maturities of long-term debt                              $      2,500    $     159,479
  Payables -
    Trade                                                                156,933          284,469
    Other                                                                 51,991           88,123
  Transportation and exchange gas payable                                 28,614           16,258
  Accrued federal income taxes                                            22,009                -
  Other accrued liabilities                                              207,508          214,121
  Reserve for rate refunds                                               119,132          161,991
  Other                                                                   48,635           62,133
                                                                    _____________    _____________
      Total current liabilities                                          637,322          986,574
                                                                    _____________    _____________

Long-Term Debt, less current maturities                                1,935,077        1,786,571
                                                                    _____________    _____________

Other Liabilities and Deferred Credits:
  Income taxes                                                           294,457          284,130
  Income taxes refundable to customers                                    18,068           26,364
  Transportation and exchange gas payable                                 38,447           64,976
  Accrued pension cost                                                    20,273           31,958
  Other                                                                  140,254          154,585
                                                                    _____________    _____________
      Total other liabilities and deferred credits                       511,499          562,013
                                                                    _____________    _____________


Preferred Stock of Subsidiary, net-redeemable                             71,741           75,191
                                                                    _____________    _____________


Convertible Preferred Stock, net-non-redeemable                          265,322          265,418
                                                                    _____________    _____________

Common Stockholders' Equity:
  Common stock $0.50 par value: authorized 150,000,000
    shares; issued and outstanding 41,431,419 and
    41,386,861 shares in 1994 and 1993, respectively                      20,716           20,693
  Premium on capital stock and other paid-in capital                     519,152          511,797
  Retained earnings (deficit)                                           (112,156)        (115,447)
                                                                    _____________    _____________
                                                                         427,712          417,043
  Less-Treasury stock, at cost, 503,572 and 15,156 shares
       in 1994 and 1993, respectively                                      7,507              207
       Common stock held by Tran$tock, 310,975 and
       524,045 shares in 1994 and 1993, respectively-
            Deferred compensation                                         11,712           14,395
            Receivable from Tran$tock                                      2,399            9,383
       Restricted stock, 106,959 and 91,964 shares in
       1994 and 1993, respectively-
            Deferred compensation                                          1,823            1,775
                                                                    _____________    _____________
       Total common stockholders' equity                                 404,271          391,283
                                                                    _____________    _____________

                                                                    $  3,825,232    $   4,067,050
                                                                    _____________   ______________
                                                                    _____________   ______________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Thousands, except per share amounts)
                                             (Unaudited)

                                                            For the Three Months Ended
                                                                   September 30,
                                                     ___________________________________________
                                                            1994                  1993
                                                    _________________       _________________
Operating Revenues:
  Natural gas sales                                  $       300,742         $       378,017
  Natural gas transportation                                 201,530                 182,526
  Natural gas storage                                         37,980                  37,565
  Coal sales                                                  59,513                  66,892
  Other sales                                                  5,891                   9,960
                                                     ________________        ________________
      Total operating revenues                               605,656                 674,960
                                                     ________________        ________________

Operating Costs and Expenses:
  Cost of sales                                              326,614                 384,697
  Cost of transportation                                      47,509                  47,703
  Operation and maintenance                                   63,803                  60,793
  Administrative and general                                  58,549                  64,540
  Depreciation, depletion and amortization                    48,036                  46,953
  Taxes - other than income taxes                             13,337                  12,476
  Corpus Christi settlement                                        -                  50,269
  Write-off of note receivable                                     -                  20,125
                                                     ________________        ________________
      Total operating costs and expenses                     557,848                 687,556
                                                     ________________        ________________

Operating Income (Loss)                                       47,808                 (12,596)
                                                     ________________        ________________

Other (Income) and Other Deductions:
  Interest expense                                            47,882                  47,114
  Interest income                                             (1,979)                 (1,674)
  Capitalized interest and allowance for
    funds used during construction                            (1,378)                 (3,319)
  Dividends on preferred stock of subsidiary                   1,551                   2,091
  Equity in earnings of unconsolidated affiliates               (881)                   (329)
  Loss on sale of assets                                           -                     924
  Miscellaneous other (income) and deductions, net             1,965                   4,362
                                                     ________________        ________________
      Total other (income) and other deductions               47,160                  49,169
                                                     ________________        ________________

Income (Loss) from Continuing Operations
  Before Income Taxes                                            648                 (61,765)

Benefit of Income Taxes                                         (493)                (18,600)
                                                     ________________        ________________

Income (Loss) from Continuing Operations                       1,141                 (43,165)

Loss from Operations of Discontinued
  Segment, Net of Income Taxes                                     -                       -
Gain on Sale of Discontinued Segment, Net
  of Income Taxes                                                  -                  31,572
                                                     ________________        ________________

Net Income from Discontinued Operations                            -                  31,572
                                                     ________________        ________________

Net Income (Loss)                                              1,141                 (11,593)

Dividends on Convertible Preferred Stock                       5,726                   6,433
                                                     ________________        ________________

Common Stock Equity in Net Income (Loss)             $        (4,585)        $       (18,026)
                                                     ________________        ________________
                                                     ________________        ________________

Primary Earnings (Loss) Per Share of Common
  Stock and Common Stock Equivalents -
    Continuing Operations                            $         (0.11)        $         (1.27)
    Discontinued Operations                                        -                    0.81
                                                     ________________        ________________

                                                     $         (0.11)        $         (0.46)
                                                     ________________        ________________
                                                     ________________        ________________

Dividends Declared Per Share of Common Stock         $          0.15         $          0.15
                                                     ________________        ________________
                                                     ________________        ________________

Average Shares of Common Stock and Common
  Stock Equivalents Outstanding                               40,632                  38,990
                                                     ________________        ________________
                                                     ________________        ________________

Shares of Common Stock Outstanding                            40,928                  40,385
                                                     ________________        ________________
                                                     ________________        ________________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Thousands, except per share amounts)
                                             (Unaudited)

                                                             For the Nine Months Ended
                                                                   September 30,
                                                     ___________________________________________
                                                            1994                  1993
                                                    _________________       _________________
Operating Revenues:
  Natural gas sales                                  $     1,174,134         $     1,201,332
  Natural gas transportation                                 652,301                 598,180
  Natural gas storage                                        110,986                 111,300
  Coal sales                                                 165,718                 176,720
  Other sales                                                 31,593                  47,022
                                                     ________________        ________________
      Total operating revenues                             2,134,732               2,134,554
                                                     ________________        ________________

Operating Costs and Expenses:
  Cost of sales                                            1,229,185               1,206,461
  Cost of transportation                                     153,268                 176,340
  Operation and maintenance                                  176,680                 178,615
  Administrative and general                                 184,728                 187,775
  Depreciation, depletion and amortization                   144,267                 140,049
  Taxes - other than income taxes                             40,481                  38,801
  Corpus Christi settlement                                        -                  50,269
  Write-off of note receivable                                     -                  20,125
                                                     ________________        ________________
      Total operating costs and expenses                   1,928,609               1,998,435
                                                     ________________        ________________

Operating Income                                             206,123                 136,119
                                                     ________________        ________________

Other (Income) and Other Deductions:
  Interest expense                                           142,138                 143,319
  Interest income                                             (6,097)                 (6,489)
  Capitalized interest and allowance for
    funds used during construction                            (3,297)                 (5,815)
  Dividends on preferred stock of subsidiary                   4,722                   6,343
  Equity in earnings of unconsolidated affiliates             (2,389)                   (676)
  Loss on sale of assets                                           -                     924
  Miscellaneous other (income) and deductions, net            10,230                  10,802
                                                     ________________        ________________
      Total other (income) and other deductions              145,307                 148,408
                                                     ________________        ________________

Income (Loss) from Continuing Operations
  Before Income Taxes                                         60,816                 (12,289)

Provision for (Benefit of) Income Taxes                       21,989                    (215)
                                                     ________________        ________________

Income (Loss) from Continuing Operations                      38,827                 (12,074)

Loss from Operations of Discontinued
  Segment, Net of Income Taxes                                     -                     (93)
Gain on Sale of Discontinued Segment, Net
  of Income Taxes                                                  -                  31,572
                                                     ________________        ________________
Net Income from Discontinued Operations                            -                  31,479
                                                     ________________        ________________

Net Income                                                    38,827                  19,405

Dividends on Convertible Preferred Stock                      17,178                  19,298
                                                     ________________        ________________

Common Stock Equity in Net Income                    $        21,649         $           107
                                                     ________________        ________________
                                                     ________________        ________________

Primary Earnings (Loss) Per Share of Common
  Stock and Common Stock Equivalents -
    Continuing Operations                            $          0.53         $         (0.80)
    Discontinued Operations                                        -                    0.80
                                                     ________________        ________________

                                                     $          0.53         $              -
                                                     ________________        ________________
                                                     ________________        ________________

Dividends Declared Per Share of Common Stock         $          0.45         $          0.45
                                                     ________________        ________________
                                                     ________________        ________________

Average Shares of Common Stock and Common
  Stock Equivalents Outstanding                               40,707                  39,282
                                                     ________________        ________________
                                                     ________________        ________________

Shares of Common Stock Outstanding                            40,928                  40,385
                                                     ________________        ________________
                                                     ________________        ________________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                               ______________________________
                                                                     1994            1993
                                                                _____________   _____________
Cash flows from operating activities:
    Net income                                                   $    38,827     $    19,405
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation, depletion and amortization                      158,561         154,118
       Deferred income taxes                                         (10,538)        (71,724)
       Tran$tock compensation expense                                  2,683           2,912
       Net gain on sales of assets                                         -         (49,556)
       Corpus Christi settlement                                           -          50,269
       Write-off of note receivable                                        -          20,125
       Other, net                                                     (1,700)             80
                                                                 ____________    ____________
                                                                     187,833         125,629
       Nonrecoverable producer settlements                                 -         (27,109)
       Changes in operating assets and liabilities:
        Deposits                                                      20,472          (1,402)
        Receivables                                                   65,419          53,654
        Transportation and exchange gas receivable                    12,213          67,250
        Inventories                                                   19,627         (23,447)
        Payables                                                    (162,975)        (71,074)
        Transportation and exchange gas payable                      (14,173)        (56,720)
        Accrued liabilities                                              269          41,002
        Reserve for rate refunds                                     (41,813)         73,797
        Other, net                                                   (31,069)         11,650
                                                                 ____________    ____________
          Net cash provided by operating activities                   55,803         193,230
                                                                 ____________    ____________

Cash flows from financing activities:
    Net additions to long-term debt                                  146,619               -
    Retirement of long-term debt                                    (157,080)        (61,527)
    Retirement of preferred stock                                     (4,639)         (3,498)
    Dividends on common and preferred stock                          (40,371)        (43,856)
    Other, net                                                        (1,906)          3,555
                                                                 ____________    ____________
          Net cash used in financing activities                      (57,377)       (105,326)
                                                                 ____________    ____________

Cash flows from investing activities:
    Property, plant and equipment and investment in
       unconsolidated affiliates                                    (111,646)       (111,611)
    Recovery of producer settlements                                   1,126          33,557
    Acquisition of companies                                         (12,500)              -
    Proceeds from sales of assets                                      8,000         146,626
    Other, net                                                        15,343          31,479
                                                                 ____________    ____________
          Net cash provided by (used in)
           investing activities                                      (99,677)        100,051
                                                                 ____________    ____________
    Net increase (decrease) in cash and cash equivalents            (101,251)        187,955
    Cash and cash equivalents at beginning of period                 163,488          12,528
                                                                 ____________    ____________
    Cash and cash equivalents at end of period                   $    62,237     $   200,483
                                                                 ____________    ____________
                                                                 ____________    ____________

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                         $   137,499   $      137,176
    Income taxes (net of amounts refunded)                             9,765          27,303

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

The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1993 Annual Report on Form 10-K and included in Transco's 1994 First and Second Quarter Reports on Form 10-Q.

As a result of the sale of Transco Energy Ventures Company (TEVCO) described in Transco's 1993 Annual Report on Form 10-K, the Power
Generation segment has been classified in the 1993 Condensed Consolidated Statement of Operations as discontinued operations; and, as such, revenues and expenses of the Power Generation segment have been excluded from the results for continuing operations.

Certain reclassifications have been made in the 1993 financial statements to conform with the 1994 presentation.

                                   B.  REGULATORY MATTERS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q other than described below.

Rate Matters
____________

Transcontinental Gas Pipe Line Corporation (TGPL)

In the first nine months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is adequate for any additional refunds that may be required under Docket No. RP92-137. At September 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $52 million, including interest. Interest will continue to accrue until all refunds are made.

On October 20, 1994, an Administrative Law Judge (ALJ) issued an initial decision granting a motion filed by certain parties for summary disposition with respect to the issue of the allocation of certain costs to TGPL's merchant sales service. That issue, among others, was referred to the hearing in Docket No. RP92-137 by the Federal Energy Regulatory Commission's (FERC) orders approving TGPL's implementation of Order 636. TGPL had opposed the motion. In his initial decision, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue. The ALJ's decision directs TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. The ALJ's decision is subject to final approval by the FERC. Briefs on exceptions to the ALJ's decision are due on or before November 21, 1994. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, Transco believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position or results of operations.

On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket. The notice states that Fina Natural Gas Company has filed a complaint requesting that the FERC initiate a proceeding under Natural Gas Act of 1938 (NGA) section 5 to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Responses to the notice are due on or before November 28, 1994. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, Transco does not believe the final outcome of this issue will have a material adverse effect on its financial position or results of operations.

Texas Gas Transmission Corporation (Texas Gas)

On April 29, 1993, Texas Gas filed a general rate case (Docket No. RP93-
106), which became effective November 1, 1993, subject to refund. A settlement agreement regarding the general rate case was filed on June 14, 1994. On September 21, 1994, the FERC issued an "Order Approving Settlement" accepting the settlement as filed with no significant modifications, which became final October 21, 1994. Texas Gas has provided a reserve which it believes is adequate for refunds, including interest, that will be required. As of September 30, 1994, such refunds, which are currently expected to be made in December 1994, were estimated to be approximately $40 million, including interest. Interest will continue to accrue until all refunds are made.

On September 30, 1994, Texas Gas filed a general rate case (Docket No. RP94-423) which, pursuant to a FERC suspension order issued October 28, 1994, will be effective April 1, 1995, subject to refund. This rate change reflects a requested annual revenue increase of approximately $66.9 million, based on the filed rate. The increase is primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

On July 29, 1994, and in rehearing on September 16, 1994, the FERC issued an order accepting the June 30, 1994 filing made by Texas Gas to resolve its transportation and exchange imbalances pre-dating the implementation of Order 636. The order approved the timetable proposed in the filing whereby such imbalances must be reconciled by December 31, 1994.
Following the parties' agreement as to the allocations, reconciled imbalances will be repaid in cash, or through receipt or delivery of gas, as permitted by operating conditions, by the end of 1995. Although no assurances can be given, Transco believes that the final resolution of Texas Gas' transportation and exchange imbalances will not have a material adverse effect on its financial position or results of operations.

Other Regulatory Matters
________________________

Order 636

     Texas Gas

Texas Gas' transition costs under Order 636 are primarily related to Gas Supply Realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to Texas Gas' monthly auction process and unrecovered purchased gas costs. Through September 30, 1994, Texas Gas had paid or committed to pay a total of $44.4 million for GSR costs, primarily as a result of certain GSR contract terminations. Texas Gas continues to make quarterly filings to recover its GSR costs as such costs are paid. As of September 30, 1994, Texas Gas had recovered $7.6 million of such costs.

     Consolidated

Transco expects that any Order 636 transition costs incurred should be recovered from customers of TGPL and Texas Gas, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Order 500 and Order 528

     Texas Gas

On August 4, 1994, the FERC issued an order approving the settlement agreements of Texas Gas and its upstream pipelines in Texas Gas' pending Order 528 flowthrough proceedings. Pursuant to the settlements, on September 30, 1994, Texas Gas flowed through to its former sales customers $39.9 million, which Texas Gas had received from upstream pipelines. This order resolves all of Texas Gas' issues related to the flowthrough of upstream pipelines' take-or-pay costs.

Order 94-A

On January 12, 1994, the FERC issued its "Order Granting Rehearing" which found that the FERC had committed a legal error in allowing the direct bill of FERC Order 94-A costs to certain customers. The effect of this order, as issued, would be to require Texas Gas to make refunds to certain customers of $13.5 million, recover $2.7 million through direct billing of other customers, recover $5.4 million as part of the direct billing of its unrecovered purchase gas costs and absorb the remaining $5.4 million. Texas Gas filed for rehearing of this order and received an extension staying the effectiveness of this order until 30 days after the FERC rules on rehearing. On October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 Order. Texas Gas intends to assert all available legal rights and remedies to stay the Order's requirements to make refunds by November 17, 1994. Texas Gas continues to believe that it is entitled to full recovery of these FERC ordered costs and is considering appropriate appellate action. Texas Gas has established reserves which it believes are adequate to provide for any costs incurred or refunds required.

                                    C.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1993 Annual Report on Form 10-K or in the 1994 First and Second Quarter Reports on Form 10-Q other than as described below.

Producer Contract Litigation
____________________________

As discussed in the Company's 1993 Annual Report on Form 10-K, in TGPL's only remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. The Federal District Court issued an order granting TGPL's motion for summary judgment, which was appealed by the producer to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). On July 1, 1994, the Fifth Circuit Court affirmed the judgment of the Federal District Court dismissing the producer's claims in all respects and on July 27, 1994, denied the producer's petition for rehearing.


Other Litigation and Claims
___________________________

Dakota Gasification Litigation

As discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q, in October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant, filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final nonappealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. On October 18, 1994, the FERC issued an order consolidating TGPL's petition with the petitions filed by the other three pipeline companies and setting the matter for hearing before an ALJ. The hearing will be limited to the issues of (i) whether the revised agreements are prudent, and (ii) the level of Dakota costs to be recovered in the proceeding. The FERC directed the ALJ to convene a prehearing conference within 20 days of October 18, 1994, and directed that the ALJ issue an initial decision by December 31, 1995 in order that final FERC approval may take place by December 31, 1996. On November 7, 1994, the ALJ convened a prehearing conference and adopted a procedural schedule to govern the hearing. Under that procedural schedule, the hearing is scheduled to commence on June 20, 1995. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit. Although no assurances can be given, Transco does not believe that the ultimate resolution of this litigation will have a material adverse effect on its financial position or results of operations.

Coal Litigation

In April 1985, a lawsuit was filed in the Clay Circuit Court of the 41st Judicial Circuit of the Commonwealth of Kentucky (Spurlock, Stewart, Allen, et. al. vs. Leeco, Inc.) in which the plaintiffs alleged intentional trespass and the wrongful taking of coal from their property by Leeco, Inc., a subsidiary of Transco Coal Company. On July 22, 1992, the Special Judge of the Clay Circuit Court awarded the plaintiffs approximately $3.5 million in damages, with interest accruing post-judgment. Leeco appealed the judgment, based on advice of counsel that the lower court had committed reversible error. On September 2, 1994, the Kentucky Court of Appeals affirmed an earlier judgment for the plaintiffs, although the court remanded an award of attorneys' fees for reconsideration by the trial court. On September 22, 1994, Leeco filed a Petition for Rehearing with the Court of Appeals. A decision is expected within 12 months. If the Petition for Rehearing is denied, Leeco may appeal to the Kentucky Supreme Court. Leeco has provided a reserve of approximately $4.5 million, which is reflected in the accompanying financial statements as of September 30, 1994. Interest will continue to accrue on the judgment until payment is made.

Royalty Claims

As discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q, in connection with TGPL and Texas Gas' renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL and Texas Gas have each entered into certain settlements which may require the indemnification by TGPL or Texas Gas of certain claims for additional royalties which producers may be required to pay as a result of such settlements. TGPL and Texas Gas have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against TGPL and Texas Gas pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either TGPL or Texas Gas.

All parties in the Duplantis lawsuit, including Transco Exploration Company (TXC) and TXP Operating Company (TXPO), have reached a settlement in principle. Under the terms of the settlement, TXC and TXPO will pay, in total, approximately $2.5 million, which represents TXC and TXPO's portion of an $8.4 million settlement to be paid by all of the defendant-producers. The settlement also releases TGPL from any liability to the plaintiffs and the defendant-producers. The settlement is expected to close on November 30, 1994.

In the Marathon lawsuit, trial has been set for July 31, 1995.

In the Vaquillas Ranch lawsuit, a motion by the plaintiffs to extend the December 2, 1994 trial date has been granted. However, a new trial date has not been set. In addition, the U.S. District Court judge recently recommended that the case be remanded to state court. Texaco and TGPL have moved for reconsideration of this ruling and a determination is expected soon.

On July 5, 1994, the plaintiffs in the Vaquillas Ranch lawsuit filed a separate lawsuit in the 111th Judicial District Court of Webb County, Texas (Vaquillas Ranch Company, Ltd., et. al. vs. Transcontinental Gas Pipe Line Corporation and Transco Gas Supply Company) in which the plaintiffs contend that TGPL tortiously interfered with the plaintiffs' lease by inducing the producer to enter into certain agreements that reduced TGPL's take-or-pay obligations and the price TGPL was obligated to pay for the gas it purchased. The plaintiffs are requesting an unspecified amount of actual and punitive damages for the alleged tortious interference. No trial date has been set.

In the Billings lawsuit, the U.S. District Court judge authorized the plaintiffs to amend their complaint to exclude the parent of the producer-defendant as a defendant and remanded the case to state court. The producer-defendant has filed a motion to reconsider this order and TGPL joined this motion. No trial date has been set.

Each of these lawsuits is in the discovery process. TGPL has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time that its exposure, if any, under the provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners.

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

Magnolia Methane Corp. was named as a potentially responsible party at one Superfund waste disposal site and has negotiated a de minimis buyout for $11,000. Magnolia Methane Corp. does not anticipate future exposure at this site to exceed $100,000.

Transco and certain of its subsidiaries are subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Federal Clean Air Act. The 1990 Amendments required that the Environmental Protection Agency (EPA) issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. Transco is installing new emission control devices where required and conducting certain emission testing programs to comply with the Federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments, the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. Both TGPL and Texas Gas have compressor stations in ozone non-attainment areas that could require substantial air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new requirements until states approve TGPL's proposed plans for modifications, Transco expects that significant capital spending will be required to modify Transco's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known Federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $50 million to $65 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Such costs, however, may increase, depending on the requirements imposed.

                                        E.  FINANCING

Restrictive Covenants
_____________________

As described in the 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q, certain of Transco's credit facilities and indentures contain restrictive covenants which could, among other things, affect Transco's ability to incur debt, pay dividends on its common and preferred stock and to make certain investments.

                             F.  ACQUISITION OF TREN-FUELS, INC.

On June 30, 1993, Transco entered into a definitive agreement to sell the common stock of TEVCO to National Power America, Inc. (National Power), a subsidiary of National Power PLC, under which Transco received cash proceeds of $150 million, subject to certain adjustments. The TEVCO sales agreement provided Transco a right of first refusal in the event that National Power elected to sell Tren-Fuels, Inc., a compressed natural gas fueling company and subsidiary of TEVCO. Pursuant to its right of first refusal, Transco acquired Tren-Fuels from National Power in September 1994. In addition, Transco and National Power reached agreement on a net worth adjustment to the TEVCO purchase price to reflect the net increase in the net worth of TEVCO between March 31, 1993 and September 13, 1993, the closing date of the sale. Under the agreements, Transco paid National Power $12.5 million with respect to the acquisition of Tren-Fuels and National Power paid Transco $8 million associated with the net worth adjustment.

   G.  INVESTMENT IN NONOPERATING INTEREST IN COALBED METHANE PROPERTIES

As discussed in Transco's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q, the ultimate recovery of Transco's remaining investment through future production payments depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings. Any resulting non-cash charge to earnings could reduce the Company's financial flexibility, including its ability to remain in compliance with certain restrictive provisions in various debt instruments and to pay dividends on its capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

INTRODUCTION

Over the past two years, Transco has made significant progress in improving its results of operations and financial flexibility. The Company remains committed to deleveraging its balance sheet, further eliminating or mitigating the potentially adverse impact from the resolution of remaining litigation and contingencies and further improving financial results.

Accordingly, as one of the options to achieve these goals, on November 10, 1994, Transco announced its plans to file with the FERC to transfer the assets of Texas Gas to a partnership. The partnership structure, if approved, will provide financing flexibility to Texas Gas and flexibility to Transco if Transco chooses to monetize a part of its ownership in Texas Gas. It is Transco's intention to retain operational control of Texas Gas to preserve the synergies between Texas Gas and TGPL and maintain the high-quality services Texas Gas' customers enjoy. It is anticipated that this filing will be made during the fourth quarter of 1994.

In addition, Transco announced that it will retain its coal company operations. Continued review of possible exit strategies indicate that exiting the coal operations in the current coal market environment is not in the best interest of Transco and its shareholders. Transco will continue to manage the business with the objective to operate profitably, and pursue a strategy to invest in additional coal reserves as needed to meet contractual commitments and fulfill customer obligations.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

Transco funds its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, supplemented, when necessary, with borrowings under its $450 million working capital line. At September 30, 1994, the Company had $48 million in short-term investments and no outstanding borrowings under its $450 million working capital line.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at September 30, 1994, the percentage of total debt to total invested capital was 72.3%, compared to 72.7% at December 31, 1993. Net income during the first nine months of 1994, combined with a slight decline in total debt, had the effect of reducing the percentage of total debt to total invested capital.

                                                            September 30,  December 31,
                                                                1994           1993
                                                          _____________    ____________
                                                                    (In millions)
Common Stockholders' Equity                                  $    404.3     $     391.3
Preferred Stock                                                   337.0           340.6
Long-term Debt, less Current Maturities                         1,935.1         1,786.6
                                                             __________     ___________
    Total Capitalization                                        2,676.4         2,518.5
Current Maturities of Long-term Debt                                2.5           159.5
                                                             __________     ___________
    Total Invested Capital                                   $  2,678.9     $   2,678.0
                                                             __________     ___________
                                                             __________     ___________

Long-term Debt, less Current Maturities as a
  Percentage of Total Capitalization                              72.3%           70.9%
Common Stockholders' Equity as a Percentage
  of Total Capitalization                                         15.1%           15.5%
Total Debt as a Percentage of Total Invested Capital              72.3%           72.7%

At September 30, 1994, Transco had a working capital deficit of $148 million, compared to a deficit of $320 million at December 31, 1993. The most significant factor influencing the reduction in the working capital deficit was the refinancing of Texas Gas' debt.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By Operating Activities                    $     55.8     $   193.2
                                                               __________     _________
                                                               __________     _________

Excluding TGPL's rate refunds of $123 million in 1994 and Texas Gas' rate refund of $36 million in 1993, consolidated net cash flows from operating activities for the nine months ended September 30, 1994, were $51 million lower than for the nine months ended September 30, 1993. This decrease in cash flows was primarily the result of payments for GSR costs and take-or-pay flowthrough costs and the amount and timing of disbursements for gas purchases. These decreases were partially offset by no producer settlement cash payments being made in 1994, a reduction in gas and liquids inventory in 1994 compared to an increase in gas inventory in 1993, and the return of a collateralized deposit in 1994 that was no longer needed due to the utilization of a new reimbursement facility that provides Transco with standby letters of credit.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Financing Activities                        $     57.4     $   105.3
                                                               __________     _________
                                                               __________     _________

Consolidated net cash flows used in financing activities for the nine months ended September 30, 1994 included cash outflows for dividends of $40 million on common and preferred stock, the retirement of $5 million of preferred stock, the retirement of $7 million of long-term debt by Transco and the refinancing in April of Texas Gas' $150 million of 10% Debentures, partially offset by cash inflows from Texas Gas' issuance of $150 million of 8 5/8% Notes.

Consolidated net cash flows used in financing activities for the nine months ended September 30, 1993 included cash outflows for the retirement of $62 million of long-term debt by Transco, TGPL and Transco Coal Company and dividends of $44 million on common and preferred stock.

                                                                      Nine Months
                                                                  Ended September 30,
                                                             __________________________
                                                                  1994           1993
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By (Used in) Investing Activities          $(   99.7)     $   100.1
                                                               __________     _________
                                                               __________     _________

For the nine months ended September 30, 1994, consolidated net cash flows used in investing activities primarily included cash outflows for capital expenditures for property, plant and equipment and investment in unconsolidated affiliates, as shown on the following table. Also contributing to the net cash outflow was the acquisition of Tren-Fuels, Inc., which was partially offset by the collection of the net worth adjustment in connection with the sale of TEVCO as discussed in Note F of the Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 1993, consolidated net cash flows from investing activities included cash inflows from the sale of the TEVCO common stock, the transfer of Transco's interest in the coalbed methane properties to TECO Coalbed Methane, Inc. and the recovery of producer settlement costs by TGPL and Texas Gas. Cash outflows included capital expenditures for property, plant and equipment and investment in affiliates, as shown on the following table.

                                                                      Nine Months
Capital Expenditures and Investment in                            Ended September 30,
                                                             __________________________
Unconsolidated Affiliates                                         1994           1993
_______________________________________                        __________    __________
                                                                     (In millions)
Pipelines
  TGPL
    Market-Area Projects                                       $     10.0     $    6.9
    Supply-Area Projects                                              7.6         19.8
    Maintenance of Existing Facilities and Other Projects            54.1         40.4
  Texas Gas
    Market-Area Projects                                              5.1          4.4
    Maintenance of Existing Facilities and Other Projects            27.7         17.9
  Other                                                               0.8          1.9
                                                               __________     _________
    Total Pipelines                                                 105.3         91.3
Gas Marketing                                                         0.6          1.0
Coal                                                                  5.7          6.7
Other                                                                  -          16.6
Intersegment Eliminations (TGPL Expenditures)                          -          (4.0)
                                                               __________     _________
    Total Capital Expenditures and Investment in
      Unconsolidated Affiliates                                $    111.6     $  111.6
                                                               __________     _________
                                                               __________     _________

Other Capital Requirements and Contingencies
____________________________________________

Transco's capital requirements and contingencies are discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q. Other than described in Notes B, C and D of the Notes to Condensed Consolidated Financial Statements and below, there have been no new developments from those described in the Company's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q with regard to other capital requirements and contingencies.

Liberty Pipeline Company

In 1992, Liberty Pipeline Company (Liberty), a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 million cubic feet per day in firm transportation service to the greater New York City area. The partnership was comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of three Transco customers in New York.

On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision followed the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities. Transco currently believes that the capital expenditures by the Company of approximately $4 million related to Liberty will be of benefit in the future.

Investment in Nonoperating Interest in Coalbed Methane Properties

As discussed in Note G of the Notes to Condensed Consolidated Financial Statements, the ultimate recovery of Transco's remaining investment through future production payments depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings.

Rate Refunds

    TGPL

In the first nine months of 1994, TGPL made partial refunds of approximately $123 million, including interest, under Docket No. RP92-137. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which it believes is adequate for any additional refunds that may be required under Docket No. RP92-137. At September 30, 1994, these additional refunds, which are currently expected to be made during the fourth quarter of 1994, are estimated to be approximately $52 million, including interest. Interest will continue to accrue until all refunds are made.

    Texas Gas

As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, Texas Gas' general rate case (Docket No. RP93-106) was accepted by the FERC and became final on October 21, 1994. Texas Gas has provided a reserve which it believes is adequate for refunds, including interest, that will be required. As of September 30, 1994, such refunds, which are currently expected to be made in December 1994, were estimated to be approximately $40 million, including interest. Interest will continue to accrue until all refunds are made.

As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, under Order 94-A, on October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 Order.
Texas Gas intends to assert all available legal rights and remedies to stay the Order's requirements to make refunds of $13.5 million, plus interest, by November 17, 1994. Texas Gas continues to believe that it is entitled to full recovery of these FERC ordered costs and is considering appropriate appellate action. Texas Gas has established reserves which it believes are adequate to provide for any costs incurred or refunds required.

CONCLUSION
__________

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by borrowings under the working capital line of the Amended Transco Bank Credit Facility, will provide sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

CONSOLIDATED

The tables below show Transco's consolidated results of operations for the periods presented and the effects of certain selected items that have impacted those results.

                                             Three Months Ended September 30,
                                      _________________________________________________
                                                1994                    1993
                                      _______________________ _______________________
                                      (millions)  (per share) (millions)  (per share)

Consolidated Net Income (Loss)
  Before Selected Items               $(  0.1)    $     -     $(  2.3)    $( 0.06)
Coal litigation                        (  2.9)     ( 0.07)          -           -
Royalty claims settlement              (  1.6)     ( 0.04)          -           -
Gain on sale of TEVCO                       -           -        31.6        0.81
Corpus Christi settlement                   -           -      ( 32.7)     ( 0.84)
Write-off of note receivable                -           -      ( 12.5)     ( 0.32)
Federal tax rate increase                   -           -      (  1.6)     ( 0.04)
Gains (losses) on sales of assets, net      -           -      (  0.5)     ( 0.01)
                                      ________    ________    ________    ________

Consolidated Net Income (Loss) As
  Reported                            $(  4.6)    $( 0.11)    $( 18.0)    $( 0.46)
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

                                               Nine Months Ended September 30,
                                      _________________________________________________
                                                1994                    1993
                                      _______________________ _______________________
                                      (millions)  (per share) (millions)  (per share)

Consolidated Net Income (loss)
  Before Selected Items               $   26.1    $  0.64     $  15.9     $  0.40
Coal litigation                        (  2.9)     ( 0.07)          -           -
Royalty claims settlement              (  1.6)     ( 0.04)          -           -
Gain on sale of TEVCO                       -           -        31.6        0.81
Corpus Christi settlement                   -           -      ( 32.7)     ( 0.84)
Write-off of note receivable                -           -      ( 12.5)     ( 0.32)
Federal tax rate increase                   -           -      (  1.6)     ( 0.04)
Gains (losses) on sales of assets, net      -           -      (  0.5)     ( 0.01)
Loss from operations of discontinued
  segment                                   -           -      (  0.1)          -
                                      ________    ________    ________    ________

Consolidated Net Income (Loss) As
  Reported                            $  21.6     $  0.53     $   0.1     $     -
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

Excluding the net income impact of the selected items in 1994 and 1993 shown above, Transco's consolidated results for the three months and nine months ended September 30, 1994 were $2.2 million ($0.06 per share) and $10.2 million ($0.24 per share) higher than the same periods in 1993, respectively, primarily as a result of improved financial results from Gas Marketing and Gas Gathering and lower preferred dividends, offset in part by lower net income from Pipelines. In addition, operating losses from Transco's coalbed methane investment were significantly reduced due to the transfer of the Company's operating interest in that project to TECO Energy, Inc. in July 1993. Excluding the pre-tax impact of the selected items in 1994 and 1993, consolidated operating income for the quarter ended September 30, 1994 was $3.0 million lower than operating income for the same period in 1993, primarily due to lower operating income from Pipelines, but operating income for the nine months ended September 30, 1994 was $6.6 million higher than for the nine months ended September 30, 1993, primarily due to the same segment results discussed above.

Each segment's results of operations are discussed in more detail below.

PIPELINES

The table below shows the net income of Pipelines by company:

                                          Three Months              Nine Months
Net Income                             Ended September 30,     Ended September 30,
__________                          ______________________  ______________________
                                        1994        1993        1994        1993
                                     _________    ________   _________    ________
                                                     (In millions)
TGPL                                  $  23.0     $   7.0     $   74.9    $  56.0
Texas Gas                                 0.8         6.0         19.5       29.2
Other Companies                        (  0.1)     (  0.1)          -     (   0.3)
                                      ________    ________    ________    ________

Total Pipelines                       $  23.7     $  12.9     $   94.4    $  84.9
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

The two major operating companies in this segment, TGPL and Texas Gas, provide substantially all of the segment's revenues, operating income and net income. As discussed in Transco's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q, effective January 1, 1993 for TGPL and November 1, 1993 for Texas Gas, substantially all sales revenues and the related costs, including gas costs applicable to TGPL and Texas Gas' sales service, are reported by Transco in Gas Marketing. The financial performance of TGPL (excluding its 1993 and 1994 merchant sales service) and Texas Gas (excluding its 1994 variable-market-based sales service) is discussed below.

TGPL
____

   Net and Operating Income

TGPL's net income was higher by $16.0 million and $18.9 million for the three months and nine months ended September 30, 1994, respectively, than net income for the three months and nine months ended September 30, 1993, due primarily to the 1993 third quarter after-tax charge of $12.5 million related to the write-off of a note receivable from TGPL's prior sale of an interest in a gas field and related gas processing plant. Excluding the net income impact of this write-off of a note receivable, TGPL's net income was higher by $3.5 million for the three months ended September 30, 1994, compared to the three months ended September 30, 1993, due primarily to higher net transportation revenues (net of the related cost of transportation) and lower dividends on preferred stock, partly offset by a lower allowance for funds used during construction (AFUDC). Operating income for the three months ended September 30, 1994 was $51.5 million, compared to operating income of $28.2 million ($48.3 million excluding the write-off of the note receivable) for the three months ended September 30, 1993. This $3.2 million increase, excluding the write-off of the note receivable, was primarily due to higher net transportation revenues. Excluding the net income impact of the write-off of a note receivable in 1993, TGPL's net income for the nine months ended September 30, 1994 was $6.4 million higher than the comparable period in 1993, primarily due to higher net transportation revenues, lower net interest expense and lower dividends on preferred stock. Operating income for the nine months ended September 30, 1994 was $165.7 million, compared to operating income of $140.9 million ($161.0 million excluding the write-off of the note receivable) for the nine months ended September 30, 1993. This increase of $4.7 million, excluding the write-off of the note receivable, reflects the higher net transportation revenues.

   Operating Revenues

TGPL's operating revenues increased $14 million to $219 million for the quarter ended September 30, 1994, when compared to the same period in 1993, reflecting higher transportation revenues of $9 million and higher non-merchant sales revenues of $5 million related to TGPL's cash settlement of historical transportation imbalances. However, the increase in non-merchant sales revenues had no effect on TGPL's operating or net income since this increase also resulted in a corresponding increase in cost of sales. TGPL's operating revenues decreased $5 million to $656 million for the nine months ended September 30, 1994, when compared to the nine months ended September 30, 1993. The lower operating revenues reflect a decrease of $29 million due to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993, partly offset by higher transportation revenues of $13 million and an increase in non-merchant sales revenues of $11 million related to the cash settlement of historical transportation imbalances and TGPL's cash-out program for the settlement of current month transportation imbalances. However, neither the decrease in transportation rates related to the surcharge nor the increase in non-merchant sales related to the settlement of historical and current month transportation imbalances had any affect on TGPL's operating or net income since these revenue variances were offset by corresponding variances in the cost of sales and transportation when compared with the prior year.

   Operating Costs and Expenses

Excluding the pre-tax effects of the note receivable write-off in 1993 and the cost of sales and transportation of $43 million and $132 million for the three months and nine months ended September 30, 1994, respectively, and $34 million and $140 million for the three months and nine months ended September 30, 1993, respectively, TGPL's operating expenses for the quarter and for the first nine months of 1994 were comparable to the same periods in 1993.

   System Deliveries

As shown in the table below, TGPL's total market-area deliveries for the three months ended September 30, 1994 were 17.5 billion cubic feet (Bcf), or 7%, higher than the same period in 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 primarily due to increased injections into storage during the quarter resulting from the colder-than-normal weather in the market area during January and February 1994 and to recapturing business from competing pipelines due to TGPL's implementation of Order 636. TGPL's total market-area deliveries for the nine months ended September 30, 1994 were 34.4 Bcf, or 4%, higher than the nine months ended September 30, 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with the strong deliveries of gas used for electric generation for summer cooling. The production-area deliveries for the three months ended September 30, 1994, decreased 2.2 Bcf, or 4%, when compared to the same period in 1993, due to competitive pressures. The production-area deliveries for the nine months ended September 30, 1994 increased 9.5 Bcf, or 7%, when compared to the same period in 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries have no significant impact on operating income, however, these increases show the strength of the TGPL franchise.

                                          Three Months             Nine Months
TGPL System Deliveries (Bcf)           Ended September 30,      Ended September 30,
____________________________        ______________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________
Market-area deliveries:
   Long-haul transportation              167.4       178.6       584.4       608.0
   Market-area transportation             95.2        66.5       319.7       261.7
                                         _____       _____     _______     _______
     Total market-area deliveries        262.6       245.1       904.1       869.7
Production-area transportation            54.5        56.7       142.8       133.3
                                         _____       _____     _______     _______
Total system deliveries                  317.1       301.8     1,046.9     1,003.0
                                         _____       _____     _______     _______
                                         _____       _____     _______     _______

TGPL's facilities are divided into seven rate zones. Four are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

   Rates

TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC ALJ, dealing with, among other things, TGPL's production-area rate design, concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket. The notice states that Fina Natural Gas Company has filed a complaint requesting that the FERC initiate a proceeding under NGA section 5 to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Responses to the notice are due on or before November 28, 1994. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on TGPL's financial position or results of operations.

On October 20, 1994, an ALJ issued an initial decision granting a motion filed by certain parties for summary disposition with respect to the issue of the allocation of certain costs to TGPL merchant sales service. That issue, among others, was referred to the hearing in Docket No. RP92-137 by the FERC's orders approving TGPL's implementation of Order 636. TGPL had opposed the motion. In his initial decision, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue. The ALJ's decision directs TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. The ALJ's decision is subject to final approval by the FERC. Briefs on exceptions to the ALJ's decision are due on or before November 21, 1994. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, Transco believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position or results of operations.

Texas Gas
_________

   Net and Operating Income

Texas Gas' net income was $5.2 million and $9.7 million lower for the three months and nine months ended September 30, 1994, respectively, than the same periods in 1993. Operating income for the three months and nine months ended September 30, 1994 was $10.0 million and $16.5 million lower for the three months and nine months ended September 30, 1994, than the same periods in 1993. The decrease in both net income and operating income was primarily due to lower interruptible transportation revenues resulting from the implementation of Order 636, seasonal demand revenues that are lower in the second and third quarters than in the first and fourth quarters, and reserving for a lower stated pre-tax rate of return under Texas Gas' recently settled general rate case.

As a result of reduced interruptible transportation revenues due to the implementation of Order 636 and the lower stated pre-tax rate of return under Texas Gas' recently settled general rate case, Texas Gas' 1994 annual operating income will be lower than the prior year.

   Operating Revenues

Total operating revenues for the three months and nine months ended September 30, 1994 was $36 million lower and $132 million lower than in the same periods in 1993. The decrease was primarily the result of lower gas sales revenues due to the implementation of Order 636, which ended Texas Gas' bundled sales service and the subsequent realignment of Texas Gas' variable-market-based sales service under Transco Gas Marketing Company (TGMC) effective November 1, 1993, partially offset by higher gas transportation revenues. In 1994, the only sales administered by Texas Gas are from volumes purchased from a limited number of contracts with pricing provisions that are not variable market based which are auctioned each month to the highest bidder pursuant to Order 636. The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of Order 636. Although long-haul transportation volumes increased, the decrease in average commodity transportation rates, which resulted from the implementation of Order 636, SFV rate design and reduced interruptible transportation revenues, more than offset the effect on transportation revenues of the higher transportation volumes.

   Operating Costs and Expenses

Cost of gas sold for the three months and nine months ended September 30, 1994 was $20 million lower and $119 million lower than in the same periods in 1993, respectively. The decrease was primarily due to the realignment of Texas Gas' variable-market-based sales service under TGMC effective November 1, 1993. Texas Gas' operation and maintenance expenses for the three months and nine months ended September 30, 1994 were $3.5 million and $3.9 million higher than in the same periods in 1993, respectively, due primarily to a third quarter 1993 adjustment for income taxes refundable to customers as a result of an increase in federal income tax rates. For the three months and nine months ended September 30, 1994, administrative and general expenses were $5.0 million and $3.6 million lower than for the same periods in 1993, respectively, primarily due to a reduction in the reserve for uncollectible accounts, partially offset by higher costs of post-retirement benefits other than pensions, which are included in rates.

   System Deliveries

As shown in the table below, Texas Gas' mainline deliveries for the three months ended September 30, 1994 increased 13.7 Bcf, or 12%, compared to the same period in 1993 primarily due to increased service to other
interstate natural gas pipelines.   Mainline deliveries for the nine
months ended September 30, 1994 increased 37.6 Bcf, or 9%, compared to the nine months ended September 30, 1993, primarily due to increased service to other interstate natural gas pipelines and slightly colder weather on a degree-day basis during the first quarter of 1994 in Texas Gas' primary market area.

Texas Gas' implementation of Order 636 included a change in its rate design method from modified fixed-variable (MFV) to SFV. Under the SFV rate design method, all fixed costs, including equity return and income taxes, are included in the demand charge to customers. Accordingly, under SFV, overall throughput has a less significant impact on Texas Gas' results of operations. However, while presently not adding significantly to Texas Gas' operating income, these increases show the strength of the Texas Gas franchise.

                                           Three Months               Nine Months
Texas Gas System Deliveries (Bcf)       Ended September 30,     Ended September 30,
_________________________________    _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________

Sales                                       -          7.5          -         47.1
Long-haul transportation                 126.8       105.6       447.9       363.2
                                         _____       _____       _____       _____
   Total mainline deliveries             126.8       113.1       447.9       410.3
Short-haul transportation                 47.8        54.3       145.5       156.2
                                         _____       _____       _____       _____
   Total system deliveries               174.6       167.4       593.4       566.5
                                         _____       _____       _____       _____
                                         _____       _____       _____       _____

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

   Rates

Effective November 1, 1993, Texas Gas placed rates into effect, subject to refund, under a new general rate case (Docket No. RP93-106) as discussed in the Company's 1993 Annual Report on Form 10-K and in the 1994 First and Second Quarter Reports on Form 10-Q and Note B of the Notes to Condensed Consolidated Financial Statements. A settlement agreement regarding the general rate case was filed on June 14, 1994. On September 21, 1994, the FERC issued an "Order Approving Settlement" accepting the settlement as filed with no significant modifications, which became final October 21, 1994. Texas Gas has provided a reserve which it believes is adequate for refunds, including interest, that will be required. As of September 30, 1994, such refunds, which are currently expected to be made in December 1994, were estimated to be approximately $40 million, including interest. Interest will continue to accrue until all refunds are made.

On January 12, 1994, the FERC issued its "Order Granting Rehearing" which found that the FERC had committed a legal error in allowing the direct bill of FERC Order 94-A costs to certain customers. The effect of this order, as issued, would be to require Texas Gas to make refunds to certain customers of $13.5 million, recover $2.7 million through direct billing of other customers, recover $5.4 million as part of the direct billing of its unrecovered purchase gas costs and absorb the remaining $5.4 million. Texas Gas filed for rehearing of this order and received an extension staying the effectiveness of this order until 30 days after the FERC rules on rehearing. On October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 Order. Texas Gas intends to assert all available legal rights and remedies to stay the Order's requirements to make refunds by November 17, 1994. Texas Gas continues to believe that it is entitled to full recovery of these FERC ordered costs and is considering appropriate appellate action. Texas Gas has established reserves which it believes are adequate to provide for any costs incurred or refunds required.

On September 30, 1994, Texas Gas filed a general rate case (Docket No. RP94-423) which, pursuant to a FERC suspension order issued October 28, 1994, will be effective April 1, 1995, subject to refund. This rate change reflects a requested annual revenue increase of approximately $66.9 million, based on the filed rate. The increase is primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes.

There are various factors which may affect Texas Gas' actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management, and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. Texas Gas' interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with SFV rate design, results in lower operating income in the second and third quarters than in the first and fourth quarters. While the use of SFV rate design limits Texas Gas' opportunity to earn incremental revenues through increased throughput, it also minimizes Texas Gas' fluctuations in revenue due to variations in throughput. Texas Gas believes that under Order 636, with SFV rate design and its anticipated transition cost recovery, its rate structure will remain competitive.

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

The tables below show the results of operations and sales volumes for Gas Marketing for the periods presented:

                                           Three Months           Nine Months
Net Income (Loss)                       Ended September 30,    Ended September 30,
_________________                    _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________
                                                     (In millions)
                                                >
Natural Gas Marketing                 $    0.2    $(  2.2)    $   7.7     $(  5.1)
Natural Gas Liquids Marketing               -      (  1.9)     (  1.0)     (  0.3)
                                      ________    ________    ________    ________
     Total Gas Marketing              $    0.2    $(  4.1)    $   6.7     $(  5.4)
                                      ________    ________    ________    ________
                                      ________    ________    ________    ________

                                           Three Months            Nine Months
Sales Volumes                           Ended September 30,    Ended September 30,
_____________                        _____________________   _____________________
                                        1994        1993        1994        1993
                                      ________    ________    ________    ________

Gas (Bcf)
   Long-term                              84.1        80.0       296.9       248.5
   Short-term                             62.9        52.7       198.3       152.7
                                         _____       _____       _____       _____
     Total gas sales                     147.0       132.7       495.2       401.2
                                         _____       _____       _____       _____
                                         _____       _____       _____       _____

Liquids (million gallons)                  8.4        27.9        77.1       114.6
                                         _____       _____       _____       _____
                                         _____       _____       _____       _____

Gas sales volumes increased due primarily to the inclusion of Texas Gas' sales service volumes of 6.1 Bcf and 24.8 Bcf for the three months and nine months ended September 30, 1994, respectively, incremental spot sales and, for the nine month period, higher demand as a result of colder weather during the first quarter of 1994.

Net and Operating Income

Gas Marketing reported $4.3 million and $12.1 million higher net income for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. The segment also reported an operating loss of $1.3 million for the third quarter of 1994 and operating income of $7.3 million for the nine months ended September 30, 1994, compared to an operating loss of $6.6 million and $10.5 million for the three months and nine months ended September 30, 1993, respectively. As discussed below, the improvement in 1994 over 1993 is due to improved results from natural gas marketing operations.

   Natural Gas Marketing

Operating income from natural gas marketing increased $3.0 million and $19.1 million for the quarter and nine months ended September 30, 1994, respectively, compared to the prior year periods, primarily due to increased volumes and the positive effects of restructuring, in 1993, certain long-term gas purchase contracts with prices formerly at a premium to market prices. In addition, the 1993 results include charges of $3.8 million to reflect transportation and exchange imbalances at current market prices and $3.0 million to establish a reserve to restructure a gas sales contract as a part of the settlement with Corpus Christi Gas Gathering, Inc. and certain affiliates (Corpus Christi). While the 1994 periods reflect the substantial progress made in 1993 to restructure certain long-term gas purchase contracts with prices at a premium to market prices and to find alternatives for currently underutilized firm transportation capacity, additional progress needs to be made toward permanent utilization of Gas Marketing's firm transportation capacity.

   Natural Gas Liquids Marketing

Operating income from natural gas liquids marketing increased by $2.3 million for the third quarter of 1994, compared to the prior year period primarily due to lower administrative and general expenses and higher margins. For the nine months ended September 30, 1994, compared to 1993, operating income decreased by $1.3 million due to lower margins partially offset by lower administrative and general expenses.

Operating Revenues

Gas Marketing's operating revenues decreased to $310 million in the third quarter of 1994 from $345 million in the third quarter of 1993 due to a lower average gas sales price, partially offset by higher gas sales volumes and the inclusion in Gas Marketing in 1994 of Texas Gas' sales service revenues of $20 million. Operating revenues increased to $1,216 million for the nine months ended September 30, 1994 from $1,031 million for the nine months ended September 30, 1993 due to higher gas sales volumes and the inclusion of Texas Gas' sales service revenues of $88 million.

Operating Costs and Expenses

Gas Marketing's cost of sales and transportation decreased to $304 million in the third quarter 1994 from $341 million in the third quarter 1993 due to a lower average gas purchase cost, partially offset by higher gas purchase volumes and the inclusion of Texas Gas' sales service costs in Gas Marketing in 1994. The cost of sales and transportation increased to $1,189 million for the nine months ended September 30, 1994 from $1,017 million for the nine months ended September 30, 1993, due to higher gas purchase volumes and the inclusion of Texas Gas' sales service costs in Gas Marketing in 1994. Gas Marketing's other operating expenses decreased for the third quarter and nine months ended September 30, 1994, compared to the same periods in 1993 due primarily to the contract restructuring cost recorded in 1993 related to the Corpus Christi settlement.

COAL

Coal reported a net loss of $0.5 million and net income of $1.9 million for the three months and nine months ended September 30, 1994, respectively, compared to net income of $0.6 million and $3.9 million for the same periods in 1993. Excluding a $2.9 million after-tax charge in 1994 for a litigation reserve due to an adverse court decision against Leeco, Inc., a subsidiary of Transco Coal Company, as discussed in Note C of the Notes to Condensed Consolidated Financial Statements, and excluding a $0.5 million after-tax loss in 1993 on the sale of a coal loading and storage facility and a $1.1 million additional income tax expense in 1993 due to the corporate federal income tax rate increase, the segment reported net income of $2.4 million and $2.2 million for the three months ended September 30, 1994 and 1993, respectively, and $4.8 million and $5.5 million for the nine months ended September 30, 1994 and 1993, respectively. Excluding the litigation reserve, Coal's operating income decreased to $2.0 million for the three months ended September 30, 1994 and to $3.4 million for the nine months ended September 30, 1994 from $2.8 million and $6.8 million for the same periods of 1993 due primarily to the lower operating margins.

GAS GATHERING

Gas Gathering's net loss was $1.4 million and $3.9 million, compared to a $33.0 million and $37.9 million net loss for the three months and the nine months ended September 1994 and 1993, respectively. The operating loss was $0.3 million and $0.8 million, compared to operating losses of $48.3 million and $50.8 million for the three months and the nine months ended September 30, 1994 and 1993, respectively. Excluding a $47.3 million pre-tax ($30.7 million after-tax) charge related to an agreement with Corpus Christi to resolve litigation and acquire Corpus Christi's interest in jointly owned gas gathering and intrastate pipeline assets in 1993, Gas Gathering experienced a positive operating income variance of $0.7 million and $2.7 million, as well as a positive net income variance of $0.9 million and $3.3 million, for the three months and nine months ended September 30, 1994, respectively, compared to the same periods of 1993. Contributing to the improvement was decreased interruptible transportation expense charged by other pipelines, a transportation rate refund, and an increase in equity in earnings of unconsolidated affiliates.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER EVENTS

          1 - Tran$tock, an employee stock ownership plan (the "Tran$tock Plan" or the "Plan") established by Transco in January 1987, will be merged into the Transco Thrift Plan, effective as of January 1, 1995. At the time of formation, the Tran$tock Plan purchased 3,966,942 shares of newly issued Transco common stock at $45 3/8 per share (Tran$tock Shares). The Plan was funded by a $180 million loan incurred by the Plan at an interest rate of 7.39%, then $120 million of recovered excess assets from the Transco Retirement Plan were applied to the loan. The remaining balance of the loan will be paid in full by December 31, 1994.

                Participants in the Plan will have several options available regarding their Tran$tock Shares. As of January 1, 1995, the options available to participants, depending on certain factors, include (i) allowing such shares to remain in the Transco Thrift Plan; (ii) directing the trustee to transfer the Tran$tock Shares directly into a qualified retirement plan or individual retirement account; (iii) receiving a share certificate representing such participant's Tran$tock Shares and cash for any fractional shares; (iv) directing the Plan trustee to sell all or a portion of such participant's Tran$tock Shares and receiving cash; (v) receiving a combination of Tran$tock Shares and cash from the sale of Tran$tock Shares by the trustee; and (vi) receiving the Tran$tock Shares or cash from the sale of Tran$tock Shares by the trustee, or a combination thereof, in five annual installments.

                Transco has contacted the participants to advise them of the options available and to obtain their election forms for withdrawals or distributions. In January 1995, approximately
                3.3 million Tran$tock Shares will be made available to the participants. Transco is unable to predict which option each participant will select, but if a significant number of participants elects to sell, or requests the trustee to sell, a large amount of their Tran$tock Shares at the same time, all of such sales may adversely affect, for a time, the market price of Transco's common stock.

                The number of shares of Transco common stock outstanding as of October 31, 1994 was 40,924,223.

          2 - On November 10, 1994, Transco announced its plans to file with the FERC to transfer the assets of Texas Gas to a partnership. The partnership structure, if approved, will provide financing flexibility to Texas Gas and flexibility to Transco if Transco chooses to monetize a part of its ownership in Texas Gas. It is Transco's intention to retain operational control of Texas Gas to preserve the synergies between Texas Gas and TGPL and maintain the high-quality services Texas Gas' customers enjoy. It is anticipated that this filing will be made within the next several weeks.

                In addition, Transco announced that it will retain its coal company operations. Continued review of possible exit strategies indicate that exiting the coal operations in the current coal market environment is not in the best interest of Transco and its shareholders. Transco will continue to manage the business with the objective to operate profitably, and pursue a strategy to invest in additional coal reserves as needed to meet contractual commitments and fulfill customer obligations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None

          (b)   Reports on Form 8-K.

                None

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSCO ENERGY COMPANY




Dated:  November 14, 1994
                                        By /s/ Larry J. Dagley
                                        __________________________________
                                        (Signature)
                                        Larry J. Dagley
                                        Senior Vice President and Chief
                                          Financial Officer
                                        (Principal Financial Officer)