Form 10-K405
TRANSCO ENERGY CO
filed 1995-03-24
CIK 99231

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ---------------------
(MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
   Common Stock, Par Value $0.50 Per Share               New York Stock Exchange
                                                          Pacific Stock Exchange

   Cumulative Convertible Preferred Stock,               New York Stock Exchange
      Without Par Value -- Stated Value
         $50 Per Share, $4.75 Series

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

     The aggregate market value of the Common Stock, par value $0.50 per share, held by non-affiliates of Registrant as of March 3, 1995 was approximately $253,884,893. For the purposes of the determination of the above stated amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.50 per share, outstanding as of March 3, 1995 was 40,753,757.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The number of full-time employees of Transco at December 31, 1994 was 4,542.

MERGER WITH THE WILLIAMS COMPANIES, INC.

     On December 12, 1994, Transco entered into an Agreement and Plan of Merger (Merger Agreement), which was amended on February 17, 1995, with The Williams Companies, Inc., a Delaware corporation (Williams), and WC Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Williams (Sub), pursuant to which Williams agreed to commence a cash tender offer (Offer) to acquire up to 24.6 million shares of Common Stock of the Company, par value $0.50 per share (Common Stock), together with attached common stock purchase rights, or approximately 60% of the outstanding shares of Common Stock, at a price of $17.50 per share and common stock purchase right, net to the seller in cash. On December 16, 1994, Williams commenced the Offer. The Offer expired at midnight on January 17, 1995, with approximately 86.7% of the outstanding shares of Common Stock having been tendered pursuant to the Offer and not withdrawn.

     On January 18, 1995, all conditions to the Offer having been deemed satisfied, Williams accepted for payment 24.6 million shares of Common Stock validly tendered and not withdrawn pursuant to the Offer. As required by the Merger Agreement, shortly before Williams' acceptance for payment of the Common Stock pursuant to the Offer, the Company redeemed the common stock purchase rights for $0.05 per right. Pursuant to the terms of the Merger Agreement and the Offer, all rights to the proceeds of such redemption with respect to the Common Stock and associated common stock purchase rights accepted for payment pursuant to the Offer were assigned to Williams.

     The Merger Agreement provides that, upon the terms and subject to the conditions thereof, at the effective time of the merger (Effective Time), Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (Merger). As a result of the Merger, the separate corporate existence of Sub will cease and the Company will continue as the surviving corporation. The Effective Time is expected to occur in April 1995.

     At the Effective Time, each share of Common Stock that is issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of the Company, shares owned by Williams or any direct or indirect wholly-owned subsidiary of Williams, or dissenting shares) will be converted into the right to receive 0.625 of a share of Williams common stock and 0.3125 attached Williams preferred stock purchase rights.

     In addition, at the Effective Time, each issued and outstanding share of the Company's $3.50 Series Cumulative Convertible Preferred Stock will be converted into the right to receive one share of Williams' $3.50 Series Cumulative Convertible Preferred Stock.

     Pursuant to the Merger Agreement, the Company shall call and hold a meeting of its stockholders (Stockholders' Meeting) for the purpose of considering and taking action on the Merger Agreement and the transactions contemplated thereby. The Merger Agreement requires the Company, through its Board of Directors, to recommend to its stockholders approval of the Merger and related matters; provided, however, that nothing contained in the Merger Agreement will require the Board of Directors to take any action or refrain from taking any action which it determines in good faith with the advice of counsel could reasonably be expected to result in a breach of its fiduciary duties under applicable law. Williams has agreed to cause all shares of Common Stock acquired by it pursuant to the Offer to be represented at the Stockholders' Meeting and to be voted in favor of approval and adoption of the Merger Agreement and the Merger. Since Williams holds a majority of the shares of Common Stock outstanding on the record date for establishing holders of shares entitled to vote at the Stockholders' Meeting, Williams has sufficient voting power to approve the Merger, even if no other stockholder of the Company votes in favor of it.

     On January 25, 1995, as contemplated by the Merger Agreement, Keith E. Bailey, Chairman, Chief Executive Officer and President of Williams, and John C. Bumgarner Jr., Senior Vice President for Corporate Development and Planning of Williams, were elected to the Transco Board of Directors.

RECAPITALIZATION PLAN

     Williams has stated that Transco or Williams or both, through their respective subsidiaries, will promptly expand both regulated and non-regulated activities in the geographical areas served by Transco's pipeline subsidiaries and Williams' existing systems. Williams has stated that during 1995 it will make capital expenditures of approximately $200 million with respect to certain Transco regulated businesses and approximately $200 million for expansion by Transco into non-regulated activities.

     In connection with these plans, in January 1995 the Boards of Directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. In addition, according to Williams, Williams intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams all of Transco's interests in its principal operating subsidiaries, Transcontinental Gas Pipe Line Corporation (TGPL), Texas Gas Transmission Corporation (Texas Gas) and Transco Gas Marketing Company (TGMC) (the dividends collectively, the Operating Company Dividends). After giving effect to the Operating Company Dividends, substantially all of Transco's remaining assets will be in non-regulated activities. Certain of such assets are non-core assets which Williams has stated it intends to dispose of during 1995. The recapitalization plan is expected, when taken together with the Operating Company Dividends, to provide Williams with somewhat greater ratemaking flexibility afforded by a stand-alone capital structure for the natural gas pipeline subsidiaries.

     The following actions were completed in January and February 1995 in connection with the recapitalization plan:

     -- Termination of Transco's Amended Bank Credit Facility dated December 31,
        1993, replacing it with a Credit Agreement (Credit Agreement) dated as of January 23, 1995 among Williams, Transco and Transco Coal Company
        (TCC), and a Credit Agreement (Williams Credit Agreement) dated as of February 23, 1995 among Williams and certain of its subsidiaries, TGPL, Texas Gas and Citibank N.A., as agent and the Banks named therein;

     -- Termination of the program to sell monthly trade receivables of TGPL and Texas Gas, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

     -- Termination of Transco's interest rate swaps that had effectively converted $450 million of fixed-rate debt into floating-rate debt;

     -- Termination of Transco's Reimbursement Facility dated December 31, 1993, replacing it with letters of credit obtained pursuant to a Standby Letter of Credit Facility between First Interstate Bank of California and Williams;

     -- Tender offer by Transco to acquire any or all of its $300 million of outstanding 11 1/4% Notes due 1999 (Notes), pursuant to which Transco acquired approximately $284 million, or 94.7%, of the Notes. Prior to the initiation of the tender offer, holders of a majority in principal amount of the Notes agreed (i) to waive certain provisions of the Indenture dated as of July 1, 1992 (Indenture) under which the

        Notes were issued that restricted the disposition of certain of Transco's assets, and (ii) to amend the Indenture to eliminate certain restrictive covenants in the Indenture with regard to the incurrence of new debt and Transco's ability to make restricted payments, including dividends;

     -- Call for redemption by Transco of all of its existing $4.75 Series
        Cumulative Convertible Preferred Stock at $50.475 per share plus accrued dividends, to be effective March 20, 1995; and

     -- Call for redemption of all of the outstanding preferred stock of TGPL at $100.00 per share plus accrued dividends, to be effective March 23, 1995.

     The recapitalization plan may include the defeasance of the remainder of the 11 1/4% Notes not tendered to the Company and the potential repurchase or retirement of certain other debt of Transco and its subsidiaries.

     In addition, in February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded Transco's debt securities from B+ and Ba3 to BBB- and Baa2, respectively, Transco's preferred stock from B- and B2 to BB+ and Baa3, respectively, TGPL's debt securities from BB and Ba2 to BBB and Baa1, respectively, TGPL's preferred stock from BB- and B1 to BBB- and Baa2, respectively, and Texas Gas' debt securities from BB and Ba2 to BBB and Baa1, respectively. These upgrades should provide Transco, TGPL and Texas Gas with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     Set forth below is a description of the principal business segments of Transco prior to the Effective Time of the Merger. Williams has stated that it intends to reorganize Transco and certain of its subsidiaries after the consummation of the Merger. For financial information regarding the major industry segments, see "Item 8. Financial Statements and Supplementary
Data -- Schedule of Segment Information."

                                   PIPELINES

     The Company's pipeline business is conducted through TGPL and Texas Gas. These companies, which are regulated by the Federal Energy Regulatory Commission
(FERC), principally transport natural gas from the Gulf of Mexico and the Gulf Coast regions to markets in the eastern half of the United States through their respective 10,500 and 6,050 mile interstate pipeline systems.

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

     However, commencing in 1984, the FERC issued a series of orders which have resulted in a major restructuring of the natural gas transmission industry and its business practices. With Order 380, issued in 1984, the FERC freed pipeline customers from their contractual obligations to purchase certain minimum levels of gas from their pipeline suppliers. With implementation of "open access" transportation rules contained in FERC Orders 436 and 500, the FERC afforded pipeline customers the opportunity to purchase gas from others and have it transported by the pipelines to the customers.

     Faced with these changing conditions, increased competition and declining bundled sales, TGPL and Texas Gas altered the manner in which they had traditionally conducted their businesses and began to transport a larger percentage of gas for customers that purchased such gas from others. In 1988, TGPL and Texas Gas accepted certificates to become permanent open-access pipeline systems under FERC Orders 436 and 500.

     On April 8, 1992, the FERC issued Order 636 which made further fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant role from its transportation services; ensuring "equality" of transportation services including equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program; and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, both TGPL and Texas Gas implemented their Order 636 restructuring plans. For a complete discussion of Order 636, see "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- B. Regulatory
Matters -- Order 636."

     As a result of the Order 636 requirement that a pipeline unbundle its merchant role from its transportation services, Transco determined to implement a plan to consolidate its gas marketing businesses under the common management of TGMC. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. In November 1993, TGMC, through an agency agreement, began to manage all jurisdictional sales of Texas Gas, except for the sales of gas purchased by Texas Gas under certain contracts with pricing provisions that are not variable market based which is being resold by Texas Gas at monthly auction pursuant to Order 636. See "Gas Marketing."

MARKETS

     TGPL's principal markets encompass eleven Southeast and Atlantic seaboard states, and include the New York City and Philadelphia metropolitan areas. TGPL has working storage capacity in five underground storage fields, located on or near its pipeline system and/or market areas, and operates three of these storage fields. The certificated storage capacity of TGPL and its customers is approximately 233 Bcf*. This storage permits TGPL's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter periods.

     Texas Gas' direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Louisville, Cincinnati, Dayton, and Indianapolis metropolitan areas. Texas Gas also has indirect market access to Northeast markets through interconnections with Columbia Gas Transmission Corporation (Columbia), CNG Transmission Corporation and Texas Eastern Transmission Corporation (Texas Eastern). Texas Gas owns and operates ten underground storage reservoirs in or near its market area, with certificated storage capacity of Texas Gas of approximately 176.7 Bcf. This storage permits Texas Gas' customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter periods.

     TGPL and Texas Gas' total system deliveries for the years 1994, 1993 and 1992 are shown below. Sales as shown below include only bundled sales. See "Gas Marketing."

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                 1994               1993               1992
                                            --------------     --------------     --------------
    TGPL SYSTEM DELIVERIES (Bcf):
    Market-area deliveries
      Long-haul transportation.............   777.3     56%      823.9     60%      821.8     59%
      Market-area transportation...........   437.9     31       374.4     27       379.8     27
                                            -------    ---     -------    ---     -------    ---
              Total market-area
                deliveries................. 1,215.2     87     1,198.3     87     1,201.6     86
    Production-area transportation.........   178.7     13       171.2     13       199.3     14
                                            -------    ---     -------    ---     -------    ---
    Total system deliveries................ 1,393.9    100%    1,369.5    100%    1,400.9    100%
                                             ======    ===      ======    ===      ======    ===

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

     As shown in the table above, TGPL's total market-area deliveries for 1994 were 16.9 Bcf higher than 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with higher firm throughput during the summer period due to implementation of capacity release programs pursuant to Order 636. The production-area deliveries for 1994 increased 7.5 Bcf, or 4%, when compared to 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a SFV rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries had no significant impact on operating income; however, these increases show the strength of the TGPL franchise.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1994             1993             1992
                                                ------------     ------------     ------------
    TEXAS GAS SYSTEM DELIVERIES (Bcf):
         Sales.................................    --     --      51.5      7%     80.4     11%
         Long-haul transportation.............. 602.9     77%    519.6     67     402.2     55
                                                -----    ---     -----    ---     -----    ---
              Total mainline deliveries........ 602.9     77     571.1     74     482.6     66
         Short-haul transportation............. 183.1     23     204.0     26     244.2     34
                                                -----    ---     -----    ---     -----    ---
              Total system deliveries.......... 786.0    100%    775.1    100%    726.8    100%
                                                =====    ===     =====    ===     =====    ===

     Texas Gas' facilities are divided into five rate zones. Prior to the adoption of Order 636 on November 1, 1993, receipts and deliveries were made in the northern four rate zones to service sales and long-haul transportation markets. Receipts and deliveries in the remaining zone were made to service sales and short-haul transportation markets in southern Louisiana. Effective with the adoption of Order 636 on November 1, 1993, receipts and deliveries are made in the northern four rate zones to service long-haul transportation markets. Receipts and deliveries in the remaining zone are made to serve short-haul transportation markets in southern Louisiana. All sales are made prior to entering Texas Gas' pipeline system and therefore do not constitute system deliveries.

     As shown in the table above, Texas Gas' total mainline deliveries for the year ended December 31, 1994 increased 31.8 Bcf, or 5.6%, as compared to the year ended December 31, 1993, primarily as a result of increased throughput in connection with restructured services resulting from the implementation of Order 636 and increased service to other interstate natural gas pipelines. While presently not adding significantly to Texas Gas' operating income, this increase shows the strength of Texas Gas' franchise.

PIPELINE PROJECTS

  Liberty Pipeline Company

     In 1992, Liberty Pipeline Company (Liberty), a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City metropolitan area. The partnership presently is comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of two TGPL customers in New York.

     On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision followed the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities. As a result of the indefinite delay of the project, Transco recorded a $4.2 million pretax charge to establish a reserve for its investment in the partnership.

     At the time Liberty ceased development of its project, TGPL also suspended development of its associated Liberty Upstream Expansion. That project contemplated 115 MMcf/d of firm transportation capacity from Leidy, Pennsylvania interconnects to the Liberty Pipeline, near South Amboy, New Jersey. The total investment in the Liberty Upstream project is $3.6 million, of which $0.6 million was incurred during 1994. TGPL believes these expenditures will have value to future projects.

  Southeast Expansion Projects

     In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL's FERC applications estimated the cost of the expansion to be $125 million which will be recovered through incremental rates based on the SFV rate design methodology.

     By orders issued May 27, 1994 and December 21, 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96), respectively. SE94 was completed and placed into service in November 1994, and provides 35 MMcf/d incremental firm transportation capacity. SE95/96 will be constructed in two phases: Phase I will add 115 MMcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996-1997 winter heating season.

     TGPL invested $19.7 million in these projects in 1994 and expects to invest approximately $69 million in these projects in 1995.

  Eminence Storage Field Expansion Project

     During 1994, TGPL completed the second phase of its Eminence storage field expansion project, expanding the working capacity from 9 Bcf to 12 Bcf and increasing the withdrawal rate from 1.3 Bcf/d to 1.5 Bcf/d. The expansion of the salt-dome structure, located at TGPL's Compressor Station 77, near Seminary, Mississippi, will give TGPL additional flexibility to meet the load balancing and emergency gas supply demands of its customers. High deliverability from storage helps assure pipelines, such as TGPL, of gas availability for their customers during adverse weather conditions.

     TGPL plans further expansion of the storage field in 1995, increasing the working capacity of the storage field to 15 Bcf.

  Mobile Bay Lateral Expansion Project

     In September 1993, the FERC issued an order authorizing the joint ownership and expansion of TGPL's Mobile Bay lateral with Florida Gas Transmission Company (Florida Gas). The lateral transports gas from the prolific Mobile Bay gas supply basin to the TGPL mainline, near Butler, Alabama. Construction of the compressor station authorized as part of the expansion was completed in November 1994 and the station was placed into service in December 1994. It is anticipated that the remaining expansion facilities will be placed into service in March 1995.

     When the expansion is fully placed into service, the capacity of the Mobile Bay lateral will be increased from 462 MMcf/d to 829 MMcf/d. The expansion will increase the TGPL portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d.

     The cost of the expansion project has been funded entirely by Florida Gas, and TGPL estimates it will receive approximately $13 million from Florida Gas for the sale of a partial interest in the lateral.

     In June 1994, TGPL completed the tie-in of Exxon's treatment plant to the Mobile Bay lateral, adding approximately 350 MMcf/d of production deliverability.

     Both of these expansion projects will not only enhance TGPL's overall access to gas supply, but will also provide additional gas supply for the Southeast Expansion Projects.

  West Tennessee Pipeline Expansion

     In January 1994, Texas Gas received approval from the FERC to expand its Jackson-Ripley pipeline system located in northwest Tennessee to provide 4.6 MMcf/d of additional firm deliveries to three West Tennessee customers and to construct additional pipeline looping providing system security on that part of Texas Gas' system. Construction was completed and facilities were placed into service in April 1994. Total cost for this system expansion was $4.0 million.

REGULATORY MATTERS

     TGPL and Texas Gas' transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service and (iii) allowed rate of return, including the equity component of a pipeline's capital structure. Rate design and the allocation of costs between the demand and commodity rates also impact profitability.

     For a discussion of regulatory matters, see "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- B. Regulatory Matters."

COMPETITION

  General

     Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL and Texas Gas implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions.

  TGPL

     TGPL and its primary market-area competitors (Texas Eastern Transmission Corporation (Texas Eastern), Columbia Gas Transmission Corporation (Columbia), Southern Natural Gas Company, Tennessee Gas Pipeline Company (Tennessee) and Iroquois Gas Transmission System (Iroquois)) implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in TGPL's production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation rates. A hearing before a FERC administrative law judge (ALJ) dealing with, among other things, TGPL's production-area rate design, concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the long-term competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

     TGPL does not expect to incur Gas Supply Realignment (GSR) costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets. See "Item 8.

Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- B. Regulatory Matters -- Order 636."

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

     Texas Gas' analysis of Order 636 indicates that Texas Gas' transition costs, which are not expected to exceed approximately $90 million, are primarily related to GSR contract termination costs, GSR pricing differential costs incurred pursuant to the auction process as discussed above and unrecovered gas purchase costs. Texas Gas believes that under Order 636, with SFV rates, its rate structure will remain competitive and surcharges for recovery of its total transition costs will not make its rates noncompetitive in its market as competitor pipelines are believed to have transition costs also to be recovered in their rates. See "Item 8. Financial Statements and Supplementary
Data -- Notes to Consolidated Financial Statements -- B. Regulatory
Matters -- Order 636."

     The end-use markets of several of Texas Gas' customers have the ability to switch to alternate fuels. To date, however, such losses from fuel switching have not been significant.

                                 GAS MARKETING

     Prior to 1993, TGPL and Texas Gas were responsible for all jurisdictional gas sales to their pipeline customers and Transco Energy Marketing Company (TEMCO) and TXG Gas Marketing Company (TXG Marketing) were responsible for all non-jurisdictional gas sales. In January 1993, Transco began to implement a plan to consolidate its gas marketing businesses under the common management of TGMC to more closely coordinate gas marketing operations to improve efficiencies, reduce costs and improve profitability. In January 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of TGPL. In November 1993, TGMC, through an agency agreement, began to manage all jurisdictional merchant sales of Texas Gas, except for the sales of gas purchased by Texas Gas under certain contracts with pricing provisions that are not variable market based which is being resold by Texas Gas at a monthly auction pursuant to Order 636. See "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- B. Regulatory Matters -- Order 636." TGMC also manages all non-jurisdictional sales that are offered by TEMCO and TXG Marketing. TEMCO buys, arranges transportation for, and sells natural gas, primarily in the eastern and midwestern United States and Gulf Coast region. TXG Marketing markets natural gas, primarily to customers in the midwestern United States.

     TGMC is also engaged, through its subsidiaries, Transco Liquids Company
(TLC) and TXG Energy Services Company (TXG Energy), in the purchase and processing of natural gas, the sale of natural gas liquids and the separation, terminalling and storage of condensate. TLC owns interests in two natural gas processing facilities. TLC owns a 50% joint ownership interest in the Cameron Meadows Complex, a gas processing facility located in southwestern Louisiana, with a capacity to extract natural gas liquids from an inlet gas stream of approximately 400 MMcf/d. TLC also has a 50% partnership interest in the Bee County Plant, a 60 MMcf/d cryogenic extraction facility located in south Texas. TLC also processes natural gas at third-party owned facilities. In addition to its processing business, TLC owns and operates the Crystal Beach

Separation Facility and the HI-BOL Pipeline. In the fourth quarter of 1994, TLC recorded pretax charges totaling $14.2 million to establish reserves for investments in the Crystal Beach Separation Facility and HI-BOL Pipeline.

     The following table sets forth the Gas Marketing sales volumes during 1994, 1993 and 1992.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                           SALES VOLUMES                          1994      1993      1992
    ------------------------------------------------------------  -----     -----     -----
    Gas sales (Bcf)
      Long-term.................................................  389.2     352.7     148.6
      Short-term................................................  264.6     208.7     192.2
                                                                  -----     -----     -----
              Total gas sales...................................  653.8     561.4     340.8
                                                                  =====     =====     =====
    Liquids sales (million gallons).............................   94.4     130.6     234.9
                                                                  =====     =====     =====

     Gas sales volumes in 1994 were higher than 1993, primarily due to greater spot sales, higher demand as a result of colder weather during the first quarter of 1994 and the inclusion of Texas Gas' merchant sales service volumes of 28.3 Bcf in 1994 compared to 6.9 Bcf in 1993. Gas sales volumes in 1993 were higher than 1992 primarily due to inclusion of TGPL's merchant sales service volumes of
234.5 Bcf. TGPL's merchant sales service volumes included in Pipelines' 1992 results were 221.1 Bcf. Liquids sales volumes decreased due to continued processing curtailments beginning in May 1993 and the discontinuation of naphtha processing in August 1992 due to product-price economics, which are largely dictated by crude oil prices.

     Gas Marketing's profitability is determined by volumes and margins, both of which are heavily influenced by gas demand, alternate fuels, competition and commodity price volatility. Moreover, the costs associated with maintaining Gas Marketing's long-term supply portfolio must be recovered in premiums paid by customers pursuant to long-term contracts in order to avoid a loss on such sales to the spot market. In addition, Gas Marketing is a party to firm transportation contracts with third parties in which monthly demand charges are paid for pipeline capacity in order to transport Canadian gas to markets in the United States. During 1994, Gas Marketing did not recover approximately $8 million of the cost of firm transportation capacity under those contracts. Gas Marketing's current annual commitment for such firm transportation capacity is approximately $56 million under contracts that substantially expire in 2002. To the extent Gas Marketing is unable to find business alternatives for potentially underutilized transportation capacity or receive sales prices at or near its cost, Gas Marketing's results of operations could be negatively impacted. However, Gas Marketing believes that the aggregate cost of the firm transportation capacity will be recovered and, therefore, will not have a material adverse effect on Transco's financial position, results of operations or net cash flows. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Other Capital Requirements and Contingencies -- Long-term gas purchase contracts."

     Gas Marketing is a party to various derivative financial instruments that are used to manage price volatility in its natural gas and natural gas liquids marketing activities. See "Item 8. Financial Statements and Supplementary
Data -- Notes to Consolidated Financial Statements -- M. Commitments and Contingencies."

COMPETITION

     Changes in the natural gas industry over the past several years have substantially increased competition for gas sales. TGMC's competitors include other natural gas marketers and producers.

                                      COAL

     TCC is engaged in the surface and deep mining, preparation and marketing of various grades of bituminous steam coal. In addition, TCC purchases minimal amounts of coal from independent producers for resale to customers. Williams has identified the coal mining and marketing business as a non-core asset it intends to dispose of during 1995.

     As used herein, the term TCC refers to Transco Coal Company, together with its wholly-owned subsidiaries, unless the context otherwise requires.

SALES AND MARKETING

     TCC, through its subsidiaries, owns and currently operates 5 deep mines and 5 surface mines in eastern Kentucky and Tennessee. TCC sells coal, both under long-term supply agreements and in the spot market, to electric utilities and industrial customers located primarily in the southeastern United States. Sales in 1994 totaled 8.2 million tons, compared to 1993 sales of 8.9 million tons.

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

     TCC's competition includes the Kentucky operations of Cyprus Amax Minerals Company, Arch Mineral Corporation, Sun Coal Company and Ashland Coal, Inc., although any coal operation with the ability to provide at competitive prices the quantity and quality of coal needed by TCC's current customers could impact TCC's future sales.

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

     The following table sets forth TCC's estimates of its coal reserves in Kentucky and Tennessee as of December 31, 1994. It should be noted that the amounts reported are estimates only, based on geological observations and assumptions, and no assurance can be given that the amounts presented will ultimately be recovered.

                                                                       (THOUSAND TONS)(1)(2)
                                                                       ---------------------
    In-Place Reserves..................................................        317,900
                                                                       =================
    Recoverable Reserves...............................................        238,827
                                                                       =================

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

                               OTHER INVESTMENTS

GAS GATHERING

     Transco Gas Gathering Company (TGGC) owns non-jurisdictional and intrastate gas gathering lines located offshore and onshore Texas, as well as the Magnolia Pipeline in Alabama. In total, TGGC owns or has an interest in more than 500 miles of pipeline, and most of the gathering lines connect to TGPL. These systems have a combined capacity of approximately 800 MMcf/d.

     In the fourth quarter of 1994, TGGC recorded pretax charges totaling $3.5 million to establish reserves for investments in certain gas gathering lines. At year-end 1994, TGGC's net investment in wholly-owned and joint venture gas gathering lines, excluding the Magnolia Pipeline, totaled $97 million.

     At December 31, 1994, TGGC's investment in the Magnolia Pipeline totaled $67 million. The ultimate recovery of TGGC's investment in the Magnolia Pipeline is dependent on transportation of gas produced in the Black Warrior Basin, including production from the properties transferred to TECO Coalbed Methane, Inc. (TECO), a subsidiary of TECO Energy, Inc. (see "Coalbed Methane" below), as well as transportation of gas from other sources.

     Williams has identified certain gas gathering lines, including Magnolia Pipeline, as non-core assets it intends to dispose of during 1995.

COALBED METHANE

     In 1989 Transco began investing in certain coalbed methane properties in the Black Warrior Basin in Alabama. The coalbed methane project has not performed up to the original expectations and encountered costs that were higher than originally anticipated. In December 1994, Transco recorded a non-cash, pretax charge of $45.0 million to reduce the book value of its nonoperating interest in the coalbed methane properties. At December 31, 1994, Transco's remaining investment in its nonoperating interest in the coalbed methane properties totaled $86 million. Williams has identified Transco's interest in this project as a non-core asset it intends to dispose of during 1995.

     For a discussion of the Company's nonoperating interest in coalbed methane properties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Capital Requirements and Contingencies -- Investment in Nonoperating Interest in Coalbed Methane Properties" and "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- L. Investment in Nonoperating Interest in Coalbed Methane Properties."

OFFICE BUILDING

     TGPL has a 20-year lease agreement for 1,005,478 square feet at its headquarters building in Houston which expires in 2004. The lease is with Transco Tower Limited, a partnership in which Transco had an indirect 12.5% interest until December 1994. Effective December 29, 1994, Transco sold its interest and received a final cash distribution of $0.4 million in connection with the sale. For information concerning lease commitments, see "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- M. Commitments and Contingencies."

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

     TCC is liable under federal legislation for the payment of benefits to coal miners with pneumoconiosis (black lung). The Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (1977 Act) expanded the benefits for black lung disease and levied a tax on production of $0.50 per ton on underground mined coal and $0.25 per ton on surface mined coal, but not to exceed 2% of the sales price. Since the enactment date, this tax has increased twice. Effective April 1, 1986, the rates are $1.10 per ton for underground mined coal and $0.55 per ton for surface mined coal, but, not to exceed 4.4% of the sales price. In addition, the Black Lung Benefits and Revenue Amendments Act of 1981 (1981 Act) provides that certain claims which had previously been assigned to coal operators will be transferred to the Black Lung Disability Trust Fund. Further, the 1981 Act tightened standards set by the 1977 Act for establishing and maintaining eligibility for benefits. In addition to contributing to the federal black lung program, TCC has established a reserve of approximately $6.2 million to cover future black lung payments.

     With regard to quality of coal, important criteria include Btu, and sulfur and ash content. Many customers are required by environmental and other considerations to restrict their consumption of high sulfur content coal, although certain amounts of sulfur may be required by certain other users. TCC is able to meet current sulfur content requirements under existing sales agreements.

ENVIRONMENTAL

     Transco and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of pipeline facilities, oil and gas exploration, development and production and coal mining. See "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- D. Environmental Matters."

ITEM 2. PROPERTIES.

     See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

     See "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- C. Legal Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Transco common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. The range of New York Stock Exchange composite trading prices and dividends paid during 1994 and 1993 by quarters were as follows:

                                                             PRICE RANGE
                                                    -----------------------------    DIVIDENDS
                                                    HIGH         LOW        LAST        PAID
                                                    -----       -----       -----    ---------
    1994
      1st Quarter.............................     $16 7/8     $14 1/8     $14 7/8     $0.15
      2nd Quarter.............................      16 1/2      14          16 1/4      0.15
      3rd Quarter.............................      16 1/4      14 1/2      15          0.15
      4th Quarter.............................      16 7/8      11 3/4      16 5/8      0.15
    1993
      1st Quarter.............................     $17         $13         $15 1/4     $0.15
      2nd Quarter.............................      16 7/8      13 7/8      16 3/4      0.15
      3rd Quarter.............................      17 7/8      15 3/4      17          0.15
      4th Quarter.............................      18          13 7/8      14 1/8      0.15

The approximate number of holders of Transco common stock was 32,000 as of March 3, 1995. The approximate number of record holders as of the same date was 13,200. For a discussion of restrictions on the payment of dividends, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements."

                              FINANCIAL DATA INDEX

                                                                                         PAGE
                                                                                         ----
 ITEM 6.   Selected Financial Data.....................................................   16
 ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................   17
                Introduction...........................................................   17
                Capital Resources and Liquidity........................................   18
                     Financings........................................................   18
                     Capitalization and Cash Flows.....................................   19
                     Future Capital Expenditures.......................................   21
                     Other Capital Requirements and Contingencies......................   23
                     Conclusion........................................................   27
                Results of Operations..................................................   27
                     Consolidated......................................................   27
                     Pipelines.........................................................   29
                     Gas Marketing.....................................................   36
                     Coal..............................................................   38
                     Gas Gathering.....................................................   39
                     Discontinued Operations -- Power Generation.......................   39
                     Equity in Earnings of Unconsolidated Affiliates...................   39
 ITEM 8.   Financial Statements and Supplementary Data.................................   41
                Report of Independent Public Accountants...............................   41
                Management Responsibility for Financial Statements.....................   42
                Financial Statements and Notes
                     Consolidated Balance Sheet........................................   43
                     Consolidated Statement of Operations..............................   45
                     Consolidated Statement of Cash Flows..............................   46
                     Consolidated Statement of Common Stockholders' Equity.............   47
                     Schedule of Segment Information...................................   48
                     Notes to Consolidated Financial Statements........................   51
                Schedule I  -- Condensed Statement of Operations.......................   90
                               Condensed Balance Sheet.................................   91
                               Condensed Statement of Cash Flows.......................   92
                Schedule II -- Valuation and Qualifying Accounts and Reserves..........   93

                    TRANSCO ENERGY COMPANY AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA
        (The Selected Financial Data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.)

                                                           YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                        1994           1993           1992           1991           1990
                                     ----------     ----------     ----------     ----------     ----------
                                             (EXPRESSED IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Operating Revenues.................  $2,816,218     $2,921,926     $2,692,339     $2,714,827     $3,057,506
                                     ==========     ==========     ==========     ==========     ==========
Income (Loss) from Continuing
  Operations(1)....................  $    5,883 (2) $  (35,415)(3) $  (51,993)(4) $ (162,703)(5) $   40,122(6)
                                     ==========     ==========     ==========     ==========     ==========
Common Stock Equity in Net Income
  (Loss)(1)........................  $  (17,021)(2) $  (28,983)(3) $  (75,074)(4) $ (193,143)(5) $   15,438(6)
                                     ==========     ==========     ==========     ==========     ==========
Primary Earnings (Loss) Per Share
  of Common Stock and Common Stock
  Equivalents:
    Continuing Operations(1).......  $    (0.42)(2) $    (1.54)(3) $    (2.43)(4) $    (6.42)(5) $     0.49(6)
    Discontinued Operations(1).....          --           0.80           0.08          (0.16)          0.04
                                     ----------     ----------     ----------     ----------      ---------
                                     $    (0.42)(2) $    (0.74)(3) $    (2.35)(4) $    (6.58)(5) $     0.53(6)
                                     ==========     ==========     ==========     ==========     ==========
Total Assets.......................  $3,773,106     $4,065,042     $4,258,563     $4,609,195     $4,548,873
                                     ==========     ==========     ==========     ==========     ==========
Short-term Debt and Current
  Maturities of Long-term Debt.....  $  177,102     $  159,479     $  188,787     $  398,014     $  461,828
                                     ==========     ==========     ==========     ==========     ==========
Capitalization:
  Long-term debt, less current
    maturities.....................  $1,785,575     $1,786,571     $1,819,915     $1,721,758     $1,446,533
  Preferred stock of
    subsidiaries -- redeemable,
    net............................      49,375         75,191        101,006        105,968        111,280
  Convertible preferred stock --
    redeemable, net................          --             --        117,740        117,740        117,740
  Convertible preferred stock --
    non-redeemable, net............     265,322        265,418        143,995        143,995        143,995
  Common stockholders' equity......     361,551        391,283        429,939        386,795        600,487
                                     ----------      ---------      ---------     ----------     ----------
         Total capitalization......  $2,461,823     $2,518,463     $2,612,595     $2,476,256     $2,420,035
                                     ==========     ==========     ==========     ==========     ==========
Cash Dividends Declared Per Common
  Share............................  $     0.60     $     0.60     $     0.60     $     1.17     $     1.36
                                     ==========     ==========     ==========     ==========     ==========

---------------

(1) In 1993, Transco sold the common stock of Transco Energy Ventures Company (TEVCO), Transco's power generation subsidiary, to National Power America, Inc., a subsidiary of National Power PLC, received cash proceeds of $150 million and recorded an after-tax gain on the sale of $31.6 million, or $0.81 per share. As a result of the sale, the Power Generation segment has been classified as discontinued operations in Transco's Consolidated Statement of Operations. Operating results for 1992, 1991 and 1990 have been restated to reflect the Power Generation segment as discontinued operations.

(2) Includes after-tax charges totaling $63.8 million, or $1.57 per share, applicable to a provision for asset impairments, capitalized costs in excess of ceiling limitation, a provision for a regulatory issue and litigation settlements. See Notes B, C, J and K of Notes to Consolidated Financial Statements.

(3) Includes after-tax charges totaling $92.8 million, or $2.37 per share, applicable to capitalized costs in excess of ceiling limitation, a litigation settlement, write-off of a note receivable, losses on asset sales and a federal income tax rate increase. See Notes C, I, J and K of Notes to Consolidated Financial Statements.

(4) Includes net after-tax charges totaling $86.7 million, or $2.72 per share, applicable to capitalized costs in excess of ceiling limitation, losses on asset sales and a provision for a producer settlement, partially offset by a gain on the final liquidating distribution from Transco Exploration Partners. See Notes C, J and L of Notes to Consolidated Financial Statements.

(5) Includes net after-tax charges totaling $213.4 million, or $7.27 per share, applicable to provisions for asset impairments, restructuring costs and producer settlements, legal and regulatory issues, partially offset by benefits of the resolution of rate issues.

(6) Includes net after-tax charges totaling $26.8 million, or $0.92 per share, applicable to a provision for producer settlements, legal and regulatory issues, partially offset by benefits of the resolution of rate issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (This discussion should be read in conjunction with Item 6, Selected Financial Data, and Item 8, Financial Statements and Supplementary Data.)

INTRODUCTION

     On December 12, 1994, Transco entered into the Merger Agreement with Williams and Sub, which was amended on February 17, 1995, pursuant to which Williams agreed to commence the Offer to acquire up to 24.6 million shares of Common Stock of the Company, together with attached common stock purchase rights, or approximately 60% of the outstanding shares of Common Stock, at a price of $17.50 per share and common stock purchase right, net to the seller in cash. On December 16, 1994, Williams commenced the Offer. The Offer expired at midnight on January 17, 1995, with approximately 86.7% of the outstanding shares of Common Stock having been tendered pursuant to the Offer and not withdrawn.

     On January 18, 1995, all conditions to the Offer having been deemed satisfied, Williams accepted for payment 24.6 million shares of Common Stock validly tendered and not withdrawn pursuant to the Offer. As required by the Merger Agreement, shortly before Williams' acceptance for payment of the Common Stock pursuant to the Offer, the Company redeemed the common stock purchase rights for $0.05 per right. Pursuant to the terms of the Merger Agreement and the Offer, all rights to the proceeds of such redemption, with respect to the Common Stock and associated common stock purchase rights accepted for payment pursuant to the Offer, were assigned to Williams.

     The Merger Agreement provides that, upon the terms and subject to the conditions thereof, at the Effective Time, Sub will be merged with and into the Company. As a result of the Merger, the separate corporate existence of Sub will cease and the Company will continue as the surviving corporation. The Effective Time is expected to occur in April 1995.

     At the Effective Time, each share of Common Stock that is issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of the Company, shares owned by Williams or any direct or indirect wholly-owned subsidiary of Williams, or dissenting shares) will be converted into the right to receive 0.625 of a share of Williams common stock and 0.3125 attached Williams preferred stock purchase rights.

     In addition, at the Effective Time, each issued and outstanding share of the Company's $3.50 Series Cumulative Convertible Preferred Stock will be converted into the right to receive one share of Williams' $3.50 Series Cumulative Convertible Preferred Stock.

     On January 25, 1995, as contemplated by the Merger Agreement, Keith E. Bailey, Chairman, Chief Executive Officer and President of Williams, and John C. Bumgarner, Jr., Senior Vice President for Corporate Development and Planning of Williams, were elected to the Transco Board of Directors.

     Williams has stated that Transco or Williams or both, through their respective subsidiaries, will promptly expand both regulated and non-regulated activities in the geographical areas served by Transco's pipeline subsidiaries and Williams' existing systems. Williams has stated that during 1995 it will make capital expenditures of approximately $200 million with respect to certain Transco regulated businesses and approximately $200 million for expansion by Transco into non-regulated activities.

     In connection with these plans, in January 1995 the Boards of Directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. In addition, according to Williams, Williams intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams the Operating Company Dividends. After giving effect to the Operating Company Dividends, substantially all of Transco's remaining assets will be in non-regulated activities. Certain of such assets are non-core assets which Williams has stated it intends to dispose of during 1995.

CAPITAL RESOURCES AND LIQUIDITY

FINANCINGS

     Prior to the completion of the Offer, Transco funded its capital requirements, including its working capital requirements, with cash flows from operating activities, including the sale of trade receivables, and the utilization of funds previously invested in short-term investments at December 31, 1993, supplemented, when required, with borrowings under the $450 million working capital line of Transco's Amended Bank Credit Facility. At December 31, 1994, the Company had short-term debt of $27 million under the working capital line.

     After the completion of the Offer, Transco began funding its capital requirements through advances from Williams. In that regard, in January 1995, short-term debt of $36 million was repaid with funds advanced to Transco by Williams.

     In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan.

     The following actions were completed in January and February 1995 in connection with the recapitalization plan:

     -- Termination of Transco's Amended Bank Credit Facility dated December 31,
        1993, replacing it with the Credit Agreement and the Williams Credit Agreement;

     -- Termination of the program to sell monthly trade receivables of TGPL and Texas Gas, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

     -- Termination of Transco's interest rate swaps that had effectively converted $450 million of fixed-rate debt into floating-rate debt;

     -- Termination of Transco's Reimbursement Facility dated December 31, 1993, replacing it with letters of credit obtained pursuant to a Standby Letter of Credit Facility between First Interstate Bank of California and Williams;

     -- Tender offer by Transco to acquire any or all of its $300 million of outstanding 11 1/4% Notes due 1999, pursuant to which Transco acquired approximately $284 million, or 94.7%, of such Notes. Prior to the initiation of the tender offer, holders of a majority in principal amount of such Notes agreed (i) to waive certain provisions of the Indenture under which the Notes were issued that restricted the disposition of certain of Transco's assets, and (ii) to amend the Indenture to eliminate certain restrictive covenants in the Indenture with regard to the incurrence of new debt and Transco's ability to make restricted payments, including dividends;

     -- Call for redemption by Transco of all of its existing $4.75 Series
        Cumulative Convertible Preferred Stock at $50.475 per share plus accrued dividends, to be effective March 20, 1995; and

     -- Call for redemption of all of the outstanding preferred stock of TGPL at $100.00 per share plus accrued dividends, to be effective March 23, 1995.

     The recapitalization plan may include the defeasance of the remainder of the 11 1/4% Notes not tendered to the Company and the potential repurchase or retirement of certain other debt of Transco and its subsidiaries.

     In addition, in February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded Transco's debt securities from B+ and Ba3 to BBB- and Baa2, respectively, Transco's preferred stock from B- and B2 to BB+ and Baa3, respectively, TGPL's debt securities from BB and Ba2 to BBB and Baa1, respectively, TGPL's preferred stock from BB- and B1 to BBB- and Baa2, respectively, and Texas Gas' debt securities from BB and Ba2 to BBB and Baa1, respectively. These upgrades should provide Transco, TGPL and Texas Gas with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     The recapitalization plan is expected, when taken together with the Operating Company Dividends, to provide Williams with somewhat greater ratemaking flexibility afforded by a stand alone capital structure for the natural gas pipeline subsidiaries.

     On April 11, 1994, Texas Gas issued $150 million of 8 5/8% Notes due April 1, 2004. The 8 5/8% Notes are not redeemable prior to maturity and are general unsecured obligations of Texas Gas. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10% Debentures on April 29, 1994.

CAPITALIZATION AND CASH FLOWS

     As shown in the following table, at December 31, 1994, the percentage of total debt to total invested capital was 74.4% compared to 72.7% at December 31, 1993. Although total debt increased slightly by $17 million from December 31, 1993, the charges in 1994, including the writedown of the Company's investment in the nonoperating interest in the coalbed methane properties, the provision for asset impairments, the provision for TGPL's regulatory issue and the settlement of litigation, as discussed in Notes L, K, B and C, respectively, of the Notes to Consolidated Financial Statements included in Item 8 hereof, were the primary reason for the increase in the percentage of total debt to total invested capital.

                                                             1994         1993         1992
                                                           --------     --------     --------
                                                                     (IN MILLIONS)
      Common Stockholders' Equity........................  $  361.5     $  391.3     $  429.9
      Preferred Stock....................................     314.7        340.6        362.7
      Long-term Debt, less Current Maturities............   1,785.6      1,786.6      1,819.9
                                                           --------     --------     --------
      Total Capitalization...............................   2,461.8      2,518.5      2,612.5
      Short-term Debt and Current Maturities of Long-term
         Debt............................................     177.1        159.5        188.8
                                                           --------     --------     --------
      Total Invested Capital.............................  $2,638.9     $2,678.0     $2,801.3
                                                            =======      =======      =======
      Long-term Debt, less Current Maturities as a
         Percentage of Total Capitalization..............      72.5%        70.9%        69.7%
      Common Stockholders' Equity as a Percentage of
         Total Capitalization............................      14.7%        15.5%        16.5%
      Total Debt as a Percentage of Total Invested
         Capital.........................................      74.4%        72.7%        71.7%

                                                             1994         1993         1992
                                                           --------     --------     --------
                                                                     (IN MILLIONS)
    Cash Flows Provided By Operating Activities..........  $  126.5     $  276.2     $   15.7
                                                            =======      =======      =======

     Consolidated net cash flows provided by operating activities during 1994 were $150 million lower than for 1993. The net decrease was primarily due to:

          -- Cash payments of $165 million in 1994 due to rate refunds made by TGPL under its RP92-137 general rate case and Texas Gas under its RP93-106 general rate case;

          -- Cash payments of $18 million in 1994 by Texas Gas to its former sales customers in resolution of Order 528 flow-through proceedings;

          -- Higher cash payments of $49 million in 1994 due to the amount and timing of collections of receivables and disbursements for payables; and

          -- Higher cash receipts of $77 million in 1993 for collection of revenues subject to refund,

     Offset by:

          -- Cash payments of $36 million in 1993 due to rate refunds made by Texas Gas under its RP90-104 general rate case;

          -- No cash payments made in 1994 for non-recoverable producer settlements compared to $34 million in 1993;

          -- Cash receipts of $21 million in 1994 compared to cash payments of $12 million in 1993 related to gas and liquids inventory; and

          -- Return of a collateralized deposit of $21 million in 1994 that was no longer needed due to the utilization of a reimbursement facility that provided Transco with standby letters of credit.

     Consolidated net cash flows provided by operating activities during 1993 were $261 million greater than for 1992. The net increase was primarily due to:

          -- Higher cash receipts of $109 million in 1993 from collection of revenues subject to refund;

          -- Cash payments of $102 million in 1992 due to rate refunds made by TGPL under its RP90-8 general rate case;

          -- Lower cash payments of $18 million in 1993 for non-recoverable producer settlements; and

          -- Cash payments of $74 million in 1992 made in connection with TGPL's
             Transition Cost Proceeding,

     Offset by:

          -- Cash payments of $36 million in 1993 due to rate refunds made by Texas Gas under its RP90-104 general rate case; and

          -- Higher cash payments of $23 million in 1993 due to the amount and timing of collections of receivables and disbursements for payables.

                                                                 1994       1993      1992
                                                                 -----     ------     -----
                                                                       (IN MILLIONS)
    Cash Flows Used In Financing Activities....................  $65.3     $162.3     $76.4
                                                                 =====     ======     =====

     Consolidated net cash flows used in financing activities for the year ended December 31, 1994, included cash outflows for dividends of $54 million on common and preferred stock, the retirement of $27 million of preferred stock and the refinancing in April of Texas Gas' $150 million of 10% Debentures, partially offset by cash inflows from Texas Gas' issuance of $150 million of 8 5/8% Notes and the increase in short-term debt of $27 million.

     Consolidated net cash flows used in financing activities for the year ended December 31, 1993, included cash outflows for the redemption of the 9.25% Preferred Stock for $133 million, primarily with the net proceeds from the sale of the $3.50 Series Preferred Stock of $121 million, cash outflows for the retirement of $26 million of TGPL preferred stock and $63 million of long-term debt by Transco, TGPL and TCC and dividends of $59 million on common and preferred stock.

     The consolidated net cash flows used in financing activities for the year ended December 31, 1992, included cash inflows of $300 million from the sale of Transco's 11 1/4% Notes, offset by cash outflows of $103 million for the retirement of other long-term debt by TGPL and TCC and $320 million for the retirement of short-term debt. Also included were dividends of $55 million on common and preferred stock.

                                                                 1994       1993      1992
                                                                -------     -----     -----
                                                                       (IN MILLIONS)
    Cash Flows Provided By (Used In) Investing Activities.....  $(192.3)    $37.1     $43.4
                                                                =======     =====     =====

     For the year ended December 31, 1994, consolidated net cash flows used in investing activities primarily included cash outflows for capital expenditures for property, plant and equipment and investment in unconsolidated affiliates of $201 million, as shown in the following table. Also contributing to the net cash outflow was the acquisition of Tren-Fuels, Inc. for $13 million, which was partially offset by the collection of the net worth adjustment of $8 million in connection with the sale of TEVCO as discussed in Note J of the Notes to Consolidated Financial Statements.

     For the year ended December 31, 1993, consolidated net cash flows from investing activities included net proceeds from the sales of assets of $145 million and the transfer of Transco's interest in the coalbed methane properties for $16 million and the recovery of producer settlement costs of $34 million by TGPL and Texas Gas. Cash outflows included expenditures for property, plant and equipment and investments in unconsolidated affiliates of $173 million, as shown in the table below.

     For the year ended December 31, 1992, consolidated net cash flows from investing activities included net proceeds from the sales of assets of $144 million, the receipt of the final liquidating distribution from Transco Exploration Partners, Ltd. (TXP) of $62 million and TGPL's and Texas Gas' recovery of producer settlement costs of $69 million. Cash outflows included capital expenditures for property, plant and equipment and investments in unconsolidated affiliates of $178 million, as shown in the table below, and deposits of $45 million for future equity contributions to be made by TEVCO in connection with certain cogeneration projects.

                                                          BUDGET                ACTUAL
 CAPITAL EXPENDITURES AND INVESTMENTS IN UNCONSOLIDATED   ------     ----------------------------
                       AFFILIATES                          1995       1994       1993       1992
--------------------------------------------------------  ------     ------     ------     ------
                                                                       (IN MILLIONS)
Pipelines
  TGPL
     Market-Area Projects...............................  $ 68.8     $ 20.4     $ 13.1     $ 54.6
     Supply-Area Projects...............................     9.0*      13.7       27.3       16.1
     Maintenance of Existing Facilities and Other
       Projects.........................................   132.4      109.3       69.8       45.0
  Texas Gas
     Market-Area Projects...............................     2.4        4.9        6.5       19.8
     Maintenance of Existing Facilities and Other
       Projects.........................................    36.8       37.6       26.5       18.4
  Other.................................................      --        0.9        2.4        1.7
                                                          ------     ------     ------     ------
          Total Pipelines...............................   249.4*     186.8      145.6      155.6
Gas Marketing...........................................     2.3        0.9        1.5        2.1
Coal....................................................    12.7       12.9       14.7        9.0
Gas Gathering...........................................     0.5        0.1        0.3        0.3
Oil and Gas
  Conventional..........................................      --         --         --        4.9
  Coalbed Methane.......................................      --         --        7.9       15.5
Power Generation........................................      --         --        8.9        8.1
Other...................................................      --        0.1         --         --
Intersegment Eliminations (TGPL Expenditures)...........      --         --       (5.6)     (17.1)
                                                          ------     ------     ------     ------
          Total Capital Expenditures and Investments in
            Unconsolidated Affiliates...................  $264.9*    $200.8     $173.3     $178.4
                                                          ======     ======     ======     ======

---------------
* Excludes $13.1 million that TGPL is budgeted to receive from Florida Gas for the sale of a partial interest in the Mobile Bay lateral.

FUTURE CAPITAL EXPENDITURES

     As shown in the table above, the Company has budgeted $265 million (before application of the Mobile Bay lateral proceeds) for 1995 capital expenditures and investment in affiliates, of which approximately 94% is planned for its pipeline business. This budget reflects Transco's plans for capital spending without consideration of the potential effects of Transco's merger with Williams and, therefore, is subject to revision after the merger is consummated. Williams has advised Transco that during 1995 it will fund capital expenditures of approximately $400 million for Transco's businesses.

  Liberty Pipeline Company

     In 1992, Liberty, a partnership of interstate pipelines and local distribution companies, filed for FERC approval to construct and operate a natural gas pipeline to provide 500 MMcf/d in firm transportation service to the greater New York City metropolitan area. The partnership presently is comprised of subsidiaries of Transco and two other interstate pipelines and subsidiaries of two TGPL customers in New York.

     On August 1, 1994, Liberty asked the FERC to postpone indefinitely its review of the project. The decision followed the withdrawal of two key shippers from the project. The partners reaffirmed their belief that an additional delivery point to the New York facilities system, as proposed by Liberty, would be necessary in the future and advised the FERC that the Liberty partners would continue to pursue that goal. On August 12, 1994, the FERC dismissed, without prejudice, the applications of Liberty and other upstream pipeline companies for authority to build the pipeline and other related facilities. As a result of the indefinite delay of the project, in the fourth quarter of 1994, Transco recorded a $4.2 million pretax charge to establish a reserve for its investment in the Liberty Pipeline partnership.

     At the time Liberty ceased development of its project, TGPL also suspended development of its associated Liberty Upstream Expansion. That project contemplated 115 MMcf/d of firm transportation capacity from Leidy, Pennsylvania interconnects to the Liberty Pipeline, near South Amboy, New Jersey. The total investment in the Liberty Upstream project is $3.6 million, of which $0.6 million was incurred during 1994. TGPL believes these expenditures will have value to future projects.

  Southeast Expansion Projects

     In November 1993, TGPL filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 200 MMcf/d of firm transportation capacity to TGPL's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from TGPL's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of TGPL's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. TGPL's FERC applications estimated the cost of the expansion to be $125 million which will be recovered through incremental rates based on the SFV rate design methodology.

     By orders issued May 27, 1994 and December 21, 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96), respectively. SE94 was completed and placed into service in the fourth quarter of 1994, and provides 35 MMcf/d of incremental firm transportation capacity. SE95/96 will be constructed in two phases: Phase I will add 115 MMcf/d of incremental firm capacity for the 1995-1996 winter heating season, and Phase II will add the remaining 50 MMcf/d for the 1996-1997 winter heating season.

     TGPL invested $19.7 million in these projects in 1994 and expects to invest approximately $69 million in these projects in 1995.

  Eminence Storage Field Expansion Project

     During 1994, TGPL completed the second phase of its Eminence storage field expansion project, expanding the working capacity from 9 Bcf to 12 Bcf and increasing the withdrawal rate from 1.3 Bcf/d to 1.5 Bcf/d. The expansion of the salt-dome structure, located at TGPL's Compressor Station 77, near Seminary, Mississippi, will give TGPL additional flexibility to meet the load balancing and emergency gas supply demands of its customers. High deliverability from storage helps assure pipelines, such as TGPL, of gas availability for their customers during adverse weather conditions.

     TGPL plans further expansion of the storage field in 1995, increasing the working capacity of the storage field to 15 Bcf. TGPL expects to invest approximately $9 million in this project in 1995.

  Mobile Bay Lateral Expansion Project

     In September 1993, the FERC issued an order authorizing the joint ownership and expansion of TGPL's Mobile Bay lateral with Florida Gas. The lateral transports gas from the prolific Mobile Bay gas supply basin to the TGPL mainline, near Butler, Alabama. Construction of the compressor station authorized as part of the expansion was completed in November 1994 and the station was placed into service in December 1994. It is anticipated that the remaining expansion facilities will be placed into service in March 1995.

     When the expansion is fully placed into service, the capacity of the Mobile Bay lateral will be increased from 462 MMcf/d to 829 MMcf/d. The expansion will increase the TGPL portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d.

     The cost of the expansion project has been funded entirely by Florida Gas, and TGPL estimates it will receive approximately $13 million from Florida Gas for the sale of a partial interest in the lateral.

     In June 1994, TGPL completed the tie-in of Exxon's treatment plant to the Mobile Bay lateral, adding approximately 350 MMcf/d of production deliverability.

     Both of these expansion projects will not only enhance TGPL's overall access to gas supply, but will also provide additional gas supply for the Southeast Expansion Projects.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

  Investment in Nonoperating Interest in Coalbed Methane Properties

     As discussed in Note L of the Notes to Consolidated Financial Statements, at December 31, 1994, Transco's nonoperating interest in the coalbed methane properties totaled $86 million (after the effects of the $45 million charge in 1994, a $70 million charge in 1993 and the $15.5 million of cash proceeds received from TECO in 1993).

     Transco has been advised by TECO that TECO's plans for the coalbed methane properties transferred from Magnolia continue to include the completion of shallow zones in an area with 74 producing wells because TECO believes that such development provides the best immediate opportunity for increases in production and favorable economic results from the required investment. Through December 31, 1994, TECO had made completions in shallow zones in 19 wells, 18 of which have been judged successful. During 1995, TECO expects to make shallow zone completions in 22 additional wells that currently have completions in the deeper zones.

     In another area, as of December 31, 1994, 145 wells had been drilled, of which 75 wells had been completed with 65 wells producing and 10 wells capable of production, but shut in by TECO pending further evaluation. Although no comprehensive evaluation plan has been completed, in 1994 TECO began completing those wells that appear to provide the best opportunity for increased production. These wells may include nonproducing wells that have not been completed previously and/or producing wells with shallow zones that have not been completed in those zones. There are a number of shallow zones in this area that have not been completed. During 1994, three wells were completed and TECO estimates that 8 wells will be completed during 1995 if the wells continue to be successful. TECO will evaluate the results of the initial completions and continue the program based on those results. TECO has completed its engineering and geological evaluation of this area and is currently evaluating the wide range of costs that would be necessary to bring additional wells on production.

     In a third area, which is essentially an unevaluated area, there are 249 wells, none of which are producing. The evaluation of this area has been TECO's lowest priority. TECO is considering all possible alternatives for this area including the sale of leases.

     The ultimate recovery of Transco's remaining investment depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of TECO's operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the valuation of the Company's investment to diminish, additional reductions in the book value would be required in future periods through non-cash charges to earnings.

     Williams has identified Transco's interest in this project as a non-core asset it intends to dispose of during 1995.

  Investment in Magnolia Pipeline

     At December 31, 1994, Transco's investment in the Magnolia Pipeline totaled $67 million. The ultimate recovery of Transco's investment in the Magnolia Pipeline is dependent on transportation of gas produced in the Black Warrior Basin, including production from the properties transferred to TECO, as well as transportation of gas from other sources.

  Order 636 Transition Costs

     As discussed in Note B of the Notes to Consolidated Financial Statements, TGPL and Texas Gas implemented Order 636 services effective November 1, 1993.

     Texas Gas' transition costs under Order 636, which are primarily related to GSR contract termination costs, GSR pricing differential costs incurred pursuant to Texas Gas' monthly auction proceeds and unrecovered purchased gas costs, are not currently expected to exceed approximately $90 million. TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Texas Gas and TGPL expect that any transition costs incurred should be recovered from their customers, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

     Transco does not believe that Order 636 transition costs to be incurred by Texas Gas and TGPL will have a material adverse effect on its financial position or results of operations.

  Rate and Regulatory Refunds

     TGPL

     As discussed in Note B of the Notes to Consolidated Financial Statements, TGPL received a FERC order accepting an Offer of Settlement (the Settlement) in connection with its general rate case (Docket No. RP92-137) on November 4, 1993. Through January 31, 1995, TGPL made partial refunds of approximately $150 million, including interest, under the Settlement. An additional refund of approximately $24 million, including interest, is expected to be made during the first quarter of 1995. TGPL had previously provided a reserve for these refunds.

     As discussed in Note B of the Notes to Consolidated Financial Statements, on February 13, 1995, the FERC issued an order rejecting the settlement with Columbia and requiring TGPL to refund to Columbia within 30 days approximately $7 million of Order 94-A costs collected from Columbia. On March 9, 1995, TGPL filed with the FERC a request for extension of time to make the refund. On March 13, 1995, the FERC granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. On March 15, 1995, TGPL filed for rehearing of the FERC's February 13 order. Also on March 15, 1995 Columbia filed for rehearing of the February 13 order asking that the FERC require that TGPL pay interest on the refund of the Order No. 94-A amounts. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

     Texas Gas

     As discussed in Note B of the Notes to Consolidated Financial Statements, under Order 94-A, on October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 order. On November 17, 1994, Texas Gas made $4.3 million in refunds and filed for and received a stay of the order's requirement to make the remaining $9.2 million of refunds by November 17, 1994. Texas Gas continues to believe that it is entitled to full recovery of these FERC-ordered costs and has filed a court appeal. On January 17, 1995, Texas Gas filed a joint motion with Columbia, the party due the remaining refunds, to extend the time for making refunds until the court rules. Texas Gas, however, believes that its reserve of $5.4 million, plus interest, is adequate to provide for any costs that it may ultimately be required to absorb.

  Regulatory and Legal Proceedings

     As discussed in Notes B and C of the Notes to Consolidated Financial Statements, Transco, TGPL, Texas Gas and other Transco subsidiaries are involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, Transco cannot predict the actual timing of resolution or the ultimate amounts which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.

     Although no assurances can be given, Transco does not believe that the ultimate resolution of these pending regulatory and legal proceedings will have a material adverse effect on its financial position, results of operations or net cash flows.

  Long-term Gas Purchase and Transportation Contracts

     As discussed in Note M of the Notes to Consolidated Financial Statements, certain of Transco's subsidiaries have long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose the Company to financial risks pursuant to these contracts.

     TGPL

     Following is a summary of TGPL's estimated purchase commitments for the next five years and cumulative thereafter under gas purchase contracts that contain either fixed prices or variable prices that are at a significant premium to the estimated market price.

                                                                           TOTAL DOLLAR
                                                                            COMMITMENT
                        ESTIMATED PURCHASE COMMITMENTS(1)                  -------------
        -----------------------------------------------------------------  (IN MILLIONS)
        1995.............................................................      $77.2
        1996.............................................................       35.5
        1997.............................................................       34.8
        1998.............................................................        6.9
        1999.............................................................        6.3
        Cumulative thereafter............................................       19.5

---------------

(1) The declines in estimated purchase commitments over future periods reflect contract expirations and, to a lesser extent, estimated deliverability declines. There are inherent risks in estimating gas reserves and gas deliverability. To the extent actual reserves and actual deliverability are different than those estimated in determining future purchase obligations or to the extent additional reserves are added under contracts or as a result of future drilling, TGPL's future purchase obligations could be increased or decreased from the amounts shown above. The total dollar commitment in the table reflects gross dollar amounts to be paid under the gas purchase contracts. The market price is based on an estimate of future market prices issued by Petroleum Industry Research Associates, Inc.

     TGPL's supply purchase contracts are structured in a variety of ways. While many contracts still contain minimum purchase volume provisions, others stipulate the availability of gas for purchase but contain no minimum purchase requirements. Currently, approximately 82% of TGPL's portfolio is variable priced relative to the spot market which results in a price that is competitive in the natural gas market. Approximately 17% of TGPL's portfolio is fixed priced or variable priced with a significant premium which can result in a price that is not competitive in the natural gas market. Less than 1% of the portfolio is tied to the fuel oil market.

     Pursuant to a settlement that TGPL has with all its customers, TGPL has in place a Gas Inventory Charge (GIC) which, although no assurances can be given, TGPL believes will be adequate to enable full recovery of its above-spot-market gas costs. Through an agency agreement with TGPL, TGMC has assumed management of TGPL's merchant sales service and, as TGPL's agent, is at risk for any above-spot-market gas costs it may incur in excess of the amounts recovered under the GIC.

     Texas Gas

     During 1993, as part of Texas Gas' restructuring under Order 636, Texas Gas engaged in negotiations with suppliers which resulted in the successful termination of approximately 90% of Texas Gas' deliverability under its gas purchase contracts with pricing provisions that are not variable market based. Gas purchased under its remaining contracts with pricing provisions that are not variable market based is being resold at a monthly auction pursuant to Order
636. Texas Gas continues to pay to the supplier the actual contract price and is entitled to file for full recovery of the difference between the contract price and the amount received for sales at auction as GSR costs under Order 636.

     Through December 31, 1994, Texas Gas had paid a total of $46.4 million for GSR costs, primarily as a result of the contract terminations. During 1994, Texas Gas made four quarterly filings to recover $37.8 million of GSR costs, plus interest pursuant to the transition cost recovery provisions of Order 636 and Texas Gas' FERC-approved Gas Tariff. This amount represents 90% of the total GSR costs paid through August 1994 that are expected to be recovered via demand surcharges to Texas Gas' firm transportation rates. Texas Gas continues to make quarterly filings to allow recovery of 90% of its GSR costs as such costs are paid. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. On December 29, 1994, as revised on February 13, 1995, Texas Gas made a filing to reflect that, for the ten months ended August 31, 1994, Texas Gas allocated to and recovered from interruptible transportation service $4.2 million of GSR costs, pursuant to its FERC-approved Gas Tariff. Pursuant to Order 636, Texas Gas may file to recover 100% of these costs as GSR costs.

     Transco Energy Marketing Company

     At December 31, 1994, TEMCO had no minimum purchase commitments under long-term gas purchase contracts with pricing provisions that were not variable market based or at a significant premium to market prices.

     TEMCO has entered into sales agreements with customers that provide for above-spot-market gas sales prices and expects such sales agreements will be adequate to permit TEMCO to recover its gas purchase costs. However, because certain of its gas purchase contracts contain floor price provisions, a spot market price environment of approximately $1.50 per MMbtu or less may expose TEMCO to financial risks of not fully recovering its gas costs.

     In addition, TEMCO is a party to firm transportation contracts in which monthly demand charges are paid for pipeline capacity in order to transport Canadian gas to markets in the United States. During 1994, TEMCO did not recover approximately $8 million of the cost of firm transportation capacity under those contracts. TEMCO's current annual commitment for firm transportation capacity is approximately $56 million under contracts that substantially expire in 2002. To the extent TEMCO is unable to find business alternatives for potentially underutilized transportation capacity or receive sales prices at or near its cost, Gas Marketing's results of operations could be negatively impacted. However, TEMCO believes that the aggregate cost of the firm transportation capacity will be recovered and, therefore, will not have a material adverse effect on Transco's financial position, results of operations or net cash flows (see Results of Operations -- Gas Marketing).

     Consolidated

     Transco does not believe that the financial risk associated with long-term gas purchase contracts will have a material adverse effect on the Company's consolidated financial position, results of operations or net cash flows.

     Environmental Matters

     As discussed in Note D of the Notes to Consolidated Financial Statements, Transco and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of pipeline facilities and coal mining.

     TGPL and Texas Gas consider environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, TGPL and Texas Gas have been permitted recovery of environmental costs incurred and it is their intent to continue seeking recovery of such costs, as incurred, through rate filings.

CONCLUSION

     Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from Williams, will provide sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

CONSOLIDATED

     The table below shows the consolidated results of operations for the periods presented, the effects of certain selected items that have impacted those results and references to discussions of those selected items in the Notes to Consolidated Financial Statements.

                                                         1994                1993                1992
                                                   ----------------    ----------------    ----------------
                                                              PER                 PER                 PER
                                                   AMOUNT    SHARE     AMOUNT    SHARE     AMOUNT    SHARE
                                                   ------    ------    ------    ------    ------    ------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Consolidated Net Income Before Selected Items....  $46.8     $ 1.15    $32.3     $ 0.82     $ 9.0    $ 0.29
  Provision for asset impairments (Notes C and
    K)...........................................  (26.6)     (0.66)      --         --        --        --
  Coal litigation settlement (Note C)............   (2.6)     (0.06)      --         --        --        --
  Royalty claims settlement (Note C).............   (1.6)     (0.04)      --         --        --        --
  Capitalized costs in excess of ceiling
    limitation (Notes J and L)...................  (29.3)     (0.72)   (45.5)     (1.16)    (23.2)    (0.73)
  Provision for producer settlements, legal and
    regulatory issues (Notes B and C)............   (3.7)     (0.09)      --         --     (19.5)    (0.61)
  Gain on sale of TEVCO (Note J).................     --         --     31.6       0.81        --        --
  Corpus Christi settlement (Note C).............     --         --    (32.7)     (0.84)       --        --
  Write-off of note receivable (Note K)..........     --         --    (12.5)     (0.32)       --        --
  Losses on sales of assets, net (Note J)........     --         --     (0.5)     (0.01)    (55.7)    (1.74)
  Federal tax rate increase (Note I).............     --         --     (1.6)     (0.04)       --        --
  Income (loss) from operations of discontinued
    segment (Note J).............................     --         --     (0.1)        --       2.6      0.08
  Gain on final liquidating distribution from TXP
    (Note J).....................................     --         --       --         --      11.7      0.36
                                                  ------     ------   ------     ------    ------    ------
Consolidated Net Loss............................ $(17.0)    $(0.42)  $(29.0)    $(0.74)   $(75.1)   $(2.35)
                                                  ======     ======   =======    ======    ======    ======

  1994 COMPARED TO 1993

     Excluding the net income impact of the selected items in 1994 and 1993 shown above, Transco's consolidated results for 1994 were $14.5 million ($0.33 per share) higher than for 1993, primarily as a result of improved financial results of $17.7 million from Pipelines, Gas Marketing and Gas Gathering and lower preferred dividends of $2.1 million on transco's convertible preferred stock, offset in part by higher net interest expense of $8.0 million (after-tax) incurred by transco. In addition, the net loss from Transco's coalbed methane investment was reduced by $2.7 million due to the transfer of the Company's operating interest in that project to TECO Energy, Inc. in July 1993. Excluding the pretax impact of the selected items in 1994 and 1993, consolidated operating income for 1994 was $15.7 million higher than operating income for 1993, primarily due to the improved results of $18.8 million from Gas Marketing and Gas Gathering and a lower operating loss of $5.3 million from Transco's coalbed methane investment, partially offset by lower operating income of $6.6 million from Pipelines and Coal.

     As shown in the table below, pretax consolidated net interest expense for 1994 was $5 million higher than in 1993, primarily due to higher interest rates and less capitalized interest in 1994.

                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    Consolidated interest expense relating to:
      Long-term debt.........................................  $180.4     $179.3     $180.4
      Short-term debt........................................     2.6        1.6       11.2
      Transition Cost proceeding.............................      --         --        0.8
      Rate refunds...........................................     6.3        5.1        5.2
      Other..................................................     1.7        4.3        7.9
                                                               ------     ------     ------
              Total interest expense.........................   191.0      190.3      205.5
    Interest income..........................................    (7.3)      (8.6)      (9.9)
    Capitalized interest.....................................    (1.0)      (4.0)      (4.7)
                                                               ------     ------     ------
    Consolidated net interest expense........................  $182.7     $177.7     $190.9
                                                               ======     ======     ======

  1993 COMPARED TO 1992

     Excluding the net income impact of the selected items in 1993 and 1992 shown above, Transco's consolidated results for 1993 were $23.3 million ($0.53 per share) higher than the results for 1992, primarily as a result of continued growth in earnings of $16.9 million from Pipelines, and improved financial results of $10.6 million from Coal, partially offset by higher net interest expense of $4.1 million (after-tax) incurred by Transco and greater losses of $1.7 million from Gas Gathering. Excluding the pretax effects of the selected items shown above for 1993 and 1992, consolidated operating income for 1993 was $36.8 million higher than that of 1992. This increase was primarily the result of higher operating income of $22.2 million from Pipelines, improved operating results of $13.8 million from Coal and Gas Marketing and a lower operating loss of $2.5 million from Transco's coalbed methane investment, partially offset by an increased operating loss of $2.1 million from Gas Gathering.

     Each segment's results of operations are discussed in more detail below and comparative selected financial information by segment is presented elsewhere in this report.

PIPELINES

     The table below shows the results of operations of Pipelines by company for the years 1994, 1993 and 1992.

                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    TGPL.....................................................  $104.8     $ 86.9     $ 64.9
    Texas Gas................................................    32.5       39.1       40.9
    Other Companies..........................................    (2.8)      (0.3)      (5.5)
                                                               ------     ------     ------
    Total Pipelines..........................................  $134.5     $125.7     $100.3
                                                               ======     ======     ======

     The net loss in 1994 from Other Companies was primarily the result of a charge to establish a reserve for Transco's investment in the Liberty Pipeline partnership (see Capital Resources and Liquidity -- Future Capital Expenditures). The net loss in 1992 from Other Companies was primarily the result of the sale of Transco's interest in the High Island Offshore System, the U-T Offshore System and Green Canyon Pipeline Company (see Note J of the Notes to Consolidated Financial Statements).

     The table below shows the results of operations of Pipelines for the years 1994, 1993 and 1992 and the effects of certain selected items that have impacted those results.

                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    Pipelines Net Income Before Selected Items...............  $140.9     $138.4     $121.5
      Provision for asset impairments........................    (2.7)        --         --
      Provision for producer settlements, legal and
         regulatory issues...................................    (3.7)        --      (19.5)
      TGPL write-off of note receivable......................      --      (12.5)        --
      Other selected items...................................      --       (0.2)      (1.7)
                                                               ------     ------     ------
    Pipelines Net Income.....................................  $134.5     $125.7     $100.3
                                                               ======     ======     ======

     The two major operating companies in this segment, TGPL and Texas Gas, provide substantially all of the segment's revenues, operating income and net income. Effective January 1, 1993 for TGPL and November 1, 1993 for Texas Gas, substantially all sales revenues and the related costs, including gas costs, applicable to TGPL and Texas Gas' jurisdictional merchant sales service are reported by Transco in Gas Marketing. The financial performance of TGPL (excluding its 1993 and 1994 merchant sales service) and Texas Gas (excluding its 1994 variable-market-based sales service) is discussed below.

  1994 COMPARED TO 1993

  TGPL
     Net and Operating Income

     TGPL's net income for 1994 was $17.9 million higher than 1993. Selected items affecting the results for 1994 include a reserve for a refund of certain FERC Order 94 production-related costs and selected items affecting the results for 1993 include a write-off of a note receivable from TGPL's prior sale of an interest in a gas field and related gas processing plant. Excluding the net income impact of the selected items shown in the table above, TGPL's net income was higher by $8.1 million, due primarily to higher net revenues of $18.6 million (net of the related cost of sales and transportation) and lower dividends on preferred stock of $2.2 million, partly offset by higher operation and maintenance expenses of $14.3 million. Operating income for 1994 was $224.5 million ($230.5 million excluding the selected item), compared to operating income of $204.4 million ($224.5 million excluding the selected item) for 1993. This $6.0 million increase, excluding the selected items, was primarily due to higher net revenues of $18.6 million, partly offset by higher operation and maintenance expenses of $14.3 million.

     The acquisition of Transco by Williams will be accounted for using the purchase method of accounting. Accordingly, upon completion of the Merger, the purchase price will be allocated to the net assets acquired, including the net assets of TGPL. Current FERC policy does not permit TGPL to recover through its rates amounts in excess of the original cost of its regulated facilities. As a result, absent any offsetting effects of the acquisition, future amortization of purchase price amounts allocated to TGPL in excess of the current book value of TGPL's net assets could cause TGPL's operating income in 1995 to be lower than 1994.

     Operating Revenues

     TGPL's operating revenues decreased $9 million to $908 million for 1994, when compared to 1993. However, several transactions had no effect on TGPL's operating or net income variances when compared with the prior year since they were offset by corresponding variances in the cost of sales and transportation. The revenue variances not affecting operating or net income include a decrease of $29 million due to lower transportation rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993, and a decrease in non-merchant sales revenues of $27 million related to TGPL's cash-out program for the settlement of current month transportation imbalances and the sale in 1993 of storage gas purchased for and sold to TGPL's customers, partly offset by an increase in non-merchant sales revenues of $22 million related to the cash settlement of historical transportation imbalances. Excluding these transactions, transportation revenues increased $20 million reflecting an increase of $10 million due to increased throughput on the Mobile Bay lateral as a result of the change from interruptible transportation to firm transportation combined with additional demand revenues of $7 million from Phases I and II of the Eminence storage field expansion project. Other revenues increased $4 million, primarily due to higher transportation of liquid and liquefiable hydrocarbons.

     Operating Costs and Expenses

     Excluding the pretax effects of the selected items in 1994 and 1993 and the cost of sales and transportation of $189 million for 1994 and $216 million for 1993, TGPL's operating expenses increased approximately $13 million over 1993. The increase for the year was primarily due to higher costs for platform rental space ($4 million) and labor ($6 million), partly offset by lower costs for postretirement benefits other than pensions ($3 million).

     System Deliveries

     As shown in the table below, TGPL's total market-area deliveries for 1994 were 16.9 Bcf higher than 1993. The increased deliveries, primarily firm transportation volumes, are higher than the same period in 1993 mainly due to the colder-than-normal weather in the market area during January and February 1994, coupled with higher firm throughput during the summer period due to implementation of capacity release programs pursuant to Order 636. The production-area deliveries for 1994 increased 7.5 Bcf, or 4%, when compared to 1993 due to TGPL's decreased rates resulting from the elimination of the producer settlement surcharge which expired on May 31, 1993. As a result of a SFV rate design and the interruptible transportation revenue crediting requirement, these increases in system deliveries had no significant impact on operating income; however, these increases show the strength of the TGPL franchise.

                  TGPL SYSTEM DELIVERIES (BCF)                 1994        1993        1992
    --------------------------------------------------------  -------     -------     -------
    Market-area deliveries:
      Long-haul transportation..............................    777.3       823.9       821.8
      Market-area transportation............................    437.9       374.4       379.8
                                                              -------     -------     -------
      Total market-area deliveries..........................  1,215.2     1,198.3     1,201.6
    Production-area transportation..........................    178.7       171.2       199.3
                                                              -------     -------     -------
    Total system deliveries.................................  1,393.9     1,369.5     1,400.9
                                                              =======     =======     =======

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

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current settlement rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL was appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). TGPL appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for TGPL, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop TGPL's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. Accordingly, the D.C. Circuit Court remanded the order to the FERC for further consideration. Although no assurances can be given, TGPL believes the final outcome of this issue will not have a material adverse effect on TGPL's financial position or results of operations.

     On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) has filed a complaint requesting that the FERC initiate a proceeding under section 5 of the NGA to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. On November 28, 1994, TGPL filed an answer in response to the notice. In that answer, TGPL requested that the FERC defer action on Fina's complaint until June 1, 1995. TGPL advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, TGPL is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. TGPL stated that it anticipates that it will complete that evaluation on or before June 1, 1995, at which point TGPL will either submit a proposal to the FERC or will notify the FERC of its intentions. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, TGPL does not believe the final outcome of this issue will have a material adverse effect on TGPL's financial position or results of operations.

     The issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving TGPL's implementation of Order 636. In the ALJ's initial decision on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, Transco believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position or results of operations.

     For a complete discussion of TGPL's regulatory matters, including rates, see Note B of the Notes to the Consolidated Financial Statements.

  Texas Gas

     Net and Operating Income

     Texas Gas' net income for the year ended December 31, 1994 was $6.6 million lower than the year ended December 31, 1993. The decrease in net income was primarily due to lower interruptible transportation revenues and a lower stated pretax rate of return under Texas Gas' recently settled rate case, partially offset by lower operating costs and expenses. Operating income was $10 million lower for 1994 than for 1993 for the same reasons as net income.

     The acquisition of Transco by Williams will be accounted for using the purchase method of accounting. Accordingly, upon completion of the merger, the purchase price will be allocated to the net assets acquired, including the net assets of Texas Gas. Current FERC policy does not permit Texas Gas to recover through its rates amounts in excess of the original cost of its regulated facilities. As a result, absent any offsetting effects of the acquisition, future amortization of purchase price amounts allocated to Texas Gas in excess of the current book value of Texas Gas' net assets could cause Texas Gas' operating income in 1995 to be lower than 1994.

     Operating Revenues

     Operating revenues decreased $138 million as a result of $215 million of lower gas sales revenues, partially offset by $77 million of higher gas transportation revenues. The lower gas sales revenues were due to the implementation of Order 636, which ended Texas Gas' bundled sales service, and the subsequent realignment of Texas Gas' variable-market-based sales service under TGMC effective November 1, 1993. In 1994, the only sales administered by Texas Gas were from volumes purchased from a limited number of contracts with pricing provisions that are not variable market based which are auctioned each month to the highest bidder pursuant to Order 636. The increase in gas transportation revenues was primarily the result of the conversion of customers' firm sales service to firm transportation service due to the implementation of Order 636. Operating revenues were also lower due to the lower stated rate of return included in the October 21, 1994 final settlement of Texas Gas' general rate case, Docket No. RP93-106. Although long-haul transportation volumes increased, the decrease in average commodity transportation rates, which resulted from the implementation of Order 636, SFV rate design and reduced interruptible transportation revenues, more than offset the effect on transportation revenues of the higher transportation volumes.

     Operating Costs and Expenses

     Costs of gas sold decreased $126 million from the prior year, primarily due to the realignment of Texas Gas' variable-market-based sales service under TGMC effective November 1, 1993. Operation and maintenance expenses for 1994 were $2 million higher than 1993 due primarily to a third quarter 1993 adjustment for income taxes refundable to customers as a result of an increase in federal income tax rates. Administrative and general expenses decreased $5 million, primarily due to a $4 million adjustment in 1994 of a provision for uncollectible accounts, which included the effects of the settlement of certain customer bankruptcy proceedings, that had been recorded in 1993, partially offset by higher costs of $4 million for postretirement benefits other than pensions, which are included in rates. Depreciation and amortization expense increased $3 million, primarily due to an increased depreciation base and higher stated depreciation rates included in the October 21, 1994 final settlement of Texas Gas' general rate case, Docket No. RP93-106.

     System Deliveries

     As shown in the table below, Texas Gas' total mainline deliveries for the year ended December 31, 1994 increased 31.8 Bcf, or 5.6%, as compared to the year ended December 31, 1993, primarily as a result of increased throughput in connection with restructured services resulting from the implementation of Order 636 and increased service to other interstate natural gas pipelines. While presently not adding significantly to Texas Gas' operating income, this increase shows the strength of Texas Gas' franchise.

                 TEXAS GAS SYSTEM DELIVERIES (BCF)                1994      1993      1992
    ------------------------------------------------------------  -----     -----     -----
    Sales.......................................................     --      51.5      80.4
    Long-haul transportation....................................  602.9     519.6     402.2
                                                                  -----     -----     -----
      Total mainline deliveries.................................  602.9     571.1     482.6
    Short-haul transportation...................................  183.1     204.0     244.2
                                                                  -----     -----     -----
    Total system deliveries.....................................  786.0     775.1     726.8
                                                                  =====     =====     =====

     Texas Gas' facilities are divided into five rate zones. Prior to the adoption of Order 636 on November 1, 1993, receipts and deliveries were made in the northern four rate zones to service sales and long-haul transportation markets. Receipts and deliveries in the remaining zone were made to serve sales and short-haul transportation markets in southern Louisiana. Effective with the adoption of Order 636 on November 1, 1993, receipts and deliveries are made in the northern four rate zones to service long-haul transportation markets. Receipts and deliveries in the remaining zone are made to service short-haul transportation markets in southern Louisiana. All sales are made prior to entering Texas Gas' pipeline system and therefore do not constitute system deliveries.

     Rates

     On November 1, 1993, Texas Gas implemented Order 636 which required pipelines to "unbundle" services and offer transportation and storage services separately from the sale of gas. As a result, Texas Gas' gas sales result primarily from requirements to meet its remaining gas purchase commitments. Texas Gas' monthly gas purchases under contracts with pricing provisions that are not variable market based are sold at auction with any underrecovery of such costs deferred as a regulatory asset for future recovery as transition costs. All other gas purchase and sales commitments are being managed by Texas Gas' marketing affiliate, TGMC, as agent for Texas Gas. Texas Gas' gas sales currently have no impact on its results of operations.

     Texas Gas' implementation of Order 636 included a change in its rate design method from MFV to SFV. Under the MFV method, all fixed costs, with the exception of equity return and income taxes, were included in the demand component of the charge to customers; the equity return and income tax components of cost of service were included as part of the volumetric charge to customers. Under the SFV method, all fixed costs, including equity return and income taxes, are included in the demand charge to customers. Accordingly, under SFV, overall throughput has a less significant impact on Texas Gas' results of operations.

     There are various factors which may affect Texas Gas' actual operating results, including, but not limited to, competition from other pipelines, its rate design structure, cost management and, to a lesser extent, fluctuations in its throughput which may result from a number of factors, including weather. Texas Gas' interim operating results are impacted by customers' ability to reserve firm transportation levels on a seasonal basis; which, combined with SFV rate design, results in lower operating income in the second and third quarters than in the first and fourth quarters. While the use of SFV rate design limits Texas Gas' opportunity to earn incremental revenues through increased throughput, it also minimizes Texas Gas' fluctuations in revenue due to variations in throughput. Texas Gas believes that under Order 636, with SFV rates and transition cost recovery, its rate structure will remain competitive.

  1993 COMPARED TO 1992

  TGPL

     TGPL's net income for 1993 was $22.0 million higher than 1992. However, excluding the net income impact of the selected items related to TGPL shown in the table above, TGPL's positive net income variance for 1993 compared to 1992 was $16.0 million. This increase was primarily due to cost control programs that resulted in maintaining operating expenses at levels provided in the new general rate case effective September 1, 1992, revenues of $14.2 million, net of related transportation expense, from new pipeline projects placed in service in 1993, lower interest expense of $10.3 million and higher allowance for funds used during construction of $5.1 million. Excluding the pretax effects of the selected items shown above, TGPL's positive operating income variance of $15.8 million was primarily due to the cost control programs and new pipeline projects discussed above.

     TGPL's operating revenues decreased $340 million to $917 million in 1993 when compared to 1992, due primarily to the realignment of TGPL's gas sales under TGMC upon approval by the FERC in January 1993, as discussed above, offset in part by higher revenues of $40 million from Phase II of the TGPL/Texas Gas/CNG project placed in service in 1993 and increased revenues related to certain increased costs as provided by TGPL's rate filings. TGPL sales revenues for 1992 were $522 million. Effective September 1, 1992, TGPL placed new rates into effect, subject to refund, under its general rate case, Docket No. RP92-137. The rates for firm transportation service are based on a SFV rate design, under which all fixed costs allocated to firm transportation service, including return on equity and taxes, are included in a demand charge to customers. All variable costs are recovered through commodity rates. The pre-September 1, 1992 revenues were collected on rates under Docket No. RP90-8, which were based on the MFV rate design. Under the MFV rate design, all fixed costs, with the exception of equity return and income taxes, were included in the demand charge to customers and the equity return and income tax component were included as part of the volumetric charge to customers. The new rates in RP92-137 are also based on a different mix and level of volumes than the RP90-8 rates.

     Excluding the pretax effects of TGPL's selected items in the table above and the cost of sales and transportation of $219 million in 1993 and $604 million in 1992, TGPL's operating expenses for 1993 were approximately $29 million higher when compared to 1992. This increase in operating expenses for the year was primarily a result of the adoption, effective January 1, 1993, of the accrual basis of accounting for postretirement benefits other than pensions ($16 million) and higher depreciation ($5 million). However, these increases in operating expenses were fully recovered through increases in revenues in the new rates previously discussed. TGPL's other operating expenses were controlled to levels contained in its new general rate case effective September 1, 1992.

  Texas Gas

     Excluding the $4.4 million after-tax gain on the sale of its subsidiary in 1992, Texas Gas' net income for the year ended December 31, 1993 was $2.6 million higher than for the year ended December 31, 1992. The increase in net income was primarily due to higher gas transportation revenues of $48 million partially offset by lower net gas sales revenues of $24 million and increased operating costs and expenses of $16 million. Each of these factors is discussed below. Operating income was $7.1 million higher for the year ended December 31, 1993 than for the year ended December 31, 1992 for the same reasons that resulted in higher net income.

     Total operating revenues decreased $19 million primarily as a result of $66 million lower gas sales revenues, partly offset by $48 million higher gas transportation revenues. Gas sales revenues decreased, primarily as a result of the conversion of customers' firm sales service to firm transportation service due to the implementation of Order 636 and $26 million of lower revenue from decreased commodity volumes. The increase in gas transportation revenues was primarily due to higher firm transportation demand revenues of

$47 million, primarily as a result of the conversion of customers' sales service, and $22 million of higher revenues from higher long-haul transportation volumes.

     Cost of gas sold decreased $42 million from the prior year. This decrease was primarily due to implementation of Order 636 and the resultant decrease in gas sales volumes. Texas Gas' administrative and general expenses increased $16 million. This increase was primarily due to higher labor and employee benefits costs of $6 million and a $5 million provision for uncollectible accounts, which includes $2 million in claims filed under customer bankruptcy proceedings.

  COMPETITION

     Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines and customers' desire to have more than one supplier. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. TGPL and Texas Gas implemented Order 636 on November 1, 1993.

  TGPL

     TGPL and its primary market-area competitors (Texas Eastern, Columbia, Southern Natural Gas Company, Tennessee and Iroquois) implemented Order 636 on their respective systems during the period June 1993 to November 1993. TGPL and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, TGPL has expressed to the FERC concerns that inconsistent treatment under Order 636 of TGPL and its competitor pipelines with regard to rate design and cost allocation issues in TGPL's production area may result in rates which could make TGPL less competitive, both in terms of production-area and long-haul transportation. A hearing before a FERC ALJ, dealing with, among other things, TGPL's production-area rate design, concluded in June 1994 and the parties submitted briefs to the ALJ in August and September 1994. The decision of the ALJ, when issued, will be subject to review by the FERC. TGPL is unable at this time to fully assess the long-term competitive effect and resulting financial impact on TGPL of having to maintain its current production-area rate design which is different than that of its competitors.

     TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant; therefore, TGPL believes the demand charges to recover these costs will not make its rates noncompetitive in its markets.

     Although a significant portion of TGPL's firm customers have relatively secure residential and commercial end-users, virtually all of TGPL's local LDCs have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of TGPL's customer deliveries are at risk to such fuel switching; however, a recent survey of TGPL's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs will aggressively price their system transportation to stay competitive in alternate-fuel markets.

  Texas Gas

     Texas Gas and its primary market area competitors (ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Texas Eastern, Columbia, Tennessee and Midwestern Gas Transmission Company) implemented Order 636 on their respective systems during the period May 1993 to November 1993. Texas Gas and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636.

     Future utilization of Texas Gas' pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. Texas Gas believes that under Order 636, with SFV rates, its rate structure will remain competitive and surcharges for recovery of its total transition costs will not make its rates noncompetitive in its market as competitor pipelines are believed to have transition costs also to be recovered in their rates.

     The end-use markets of several of Texas Gas' customers have the ability to switch to alternate fuels. To date, however, such losses from fuel switching have not been significant.

GAS MARKETING

     TGMC, through agency agreements with TGPL and Texas Gas, has assumed management of substantially all of TGPL and Texas Gas' jurisdictional merchant sales service. Accordingly, effective January 1, 1993, and November 1, 1993, substantially all merchant sales service for TGPL and Texas Gas, respectively, is being reported in Gas Marketing.

     The tables below show the results of operations and sales volumes for Gas Marketing for the years 1994, 1993 and 1992.

                         NET INCOME (LOSS)                        1994      1993      1992
    -----------------------------------------------------------  ------     -----     -----
                                                                       (IN MILLIONS)
    Natural gas marketing......................................  $  5.8     $(3.2)    $(8.0)
    Natural gas liquids marketing..............................   (10.5)     (4.1)      1.3
                                                                 ------     -----     -----
              Total Gas Marketing..............................  $ (4.7)    $(7.3)    $(6.7)
                                                                 ======     =====     =====

                           SALES VOLUMES                          1994      1993      1992
    ------------------------------------------------------------  -----     -----     -----
    Gas sales (Bcf)
      Long-term.................................................  389.2     352.7     148.6
      Short-term................................................  264.6     208.7     192.2
                                                                  -----     -----     -----
              Total gas sales...................................  653.8     561.4     340.8
                                                                  =====     =====     =====
    Liquids sales (million gallons).............................   94.4     130.6     234.9
                                                                  =====     =====     =====

     Gas sales volumes in 1994 were higher than 1993 due to an increase in spot sales of 55.9 Bcf primarily as a result of colder weather during the first quarter of 1994 and the inclusion of Texas Gas' merchant sales service volumes of 28.3 Bcf in 1994 compared to 6.9 Bcf in 1993. Gas sales volumes in 1993 were higher than 1992 primarily due to inclusion of TGPL's merchant sales service volumes of 234.5 Bcf. TGPL's merchant sales service volumes included in Pipelines' 1992 results were 221.1 Bcf. Liquids sales volumes decreased due to continued processing curtailments beginning in May 1993 and the discontinuation of naphtha processing in August 1992 due to product-price economics, which are largely dictated by crude oil prices.

     The table below shows the results of operations of Gas Marketing for the years 1994, 1993 and 1992 and the effects of certain selected items that have impacted those results.

                                                                  1994      1993      1992
                                                                 ------     -----     -----
                                                                       (IN MILLIONS)
    Gas Marketing Net Income (Loss) Before Selected Items......  $  7.2     $(5.2)    $(5.9)
      Provision for asset impairments..........................   (11.9)       --        --
      Corpus Christi settlement................................      --      (2.0)       --
      Loss on sales of assets..................................      --        --      (0.8)
      Federal tax rate increase................................      --      (0.1)       --
                                                                 ------     -----     -----
    Gas Marketing Net Loss.....................................  $ (4.7)    $(7.3)    $(6.7)
                                                                 ======     =====     =====

  1994 COMPARED TO 1993

  Net and Operating Income

     Gas Marketing reported a net loss of $4.7 million for 1994 compared to a net loss of $7.3 million for 1993. The 1994 selected items shown in the table above include a reserve for asset impairments applicable to certain gas and liquids facilities and the 1993 selected items include a reserve to restructure a gas sales contract as a part of the settlement with Corpus Christi Gathering, Inc. and certain affiliates (Corpus Christi). Excluding the effects of the selected items, Gas Marketing's results improved to a net income of $7.2 million for 1994 from a net loss of $5.2 million for 1993. Excluding the pretax effects of the selected items, Gas Marketing's operating income in 1994 was $7.7 million compared to an operating loss of $7.8 million in 1993. As discussed below, the improvement in 1994 over 1993, excluding the selected items, was due to improved results from natural gas marketing operations.

     Gas Marketing is a party to various futures contracts, options and commodity price swap agreements used to manage price volatility in its natural gas and natural gas liquids marketing activities. See Note M of the Notes to Consolidated Financial Statements for a discussion of these financial instruments.

     Natural gas marketing

     Excluding a charge in 1994 of $4.2 million pretax to provide a reserve for asset impairments applicable to certain gas processing facilities and a charge in 1993 of $3.0 million pretax to establish a reserve to restructure a gas sales contract as a part of the settlement with Corpus Christi, operating income for 1994 from natural gas marketing increased $13.2 million over 1993. The increase was primarily due to a 92.4 Bcf increase in gas sales volumes and the positive effects of restructuring, in 1993, certain long-term gas purchase contracts with prices formerly at a premium to market prices. In addition, the 1993 results include a charge of $3.8 million to reflect the revaluation of gas transportation and exchange imbalances to current market prices.

     While results for 1994 reflect the substantial progress made in 1993 to restructure certain long-term gas purchase contracts with prices at a premium to market prices and to find alternatives for underutilized firm transportation capacity, additional progress needs to be made toward permanent utilization of Gas Marketing's firm transportation capacity. During 1994, Gas Marketing did not recover approximately $8 million of the cost of firm transportation capacity under those contracts. Gas Marketing's current annual commitment for such firm transportation capacity is approximately $56 million under contracts that substantially expire in 2002. To the extent Gas Marketing is unable to make further progress toward permanent utilization of the firm transportation capacity, Gas Marketing's results of operations could be negatively impacted. However, Gas Marketing believes that the aggregate cost of the firm transportation capacity will be recovered and, therefore, will not have a material adverse effect on Transco's financial position, results of operations or net cash flows.

     Natural gas liquids marketing

     Excluding a charge in 1994 of $14.2 million pretax to provide a reserve for asset impairments applicable to a liquids pipeline and separation plant, operating income from natural gas liquids marketing increased $2.2 million in 1994 over 1993, primarily due to lower administrative and general expenses.

  Operating Revenues

     Gas Marketing's operating revenues increased to $1,542 million in 1994 from $1,448 million in 1993, due to increased gas sales of $64 million in 1994 and the inclusion of increased Texas Gas' merchant sales service revenues of $45 million in 1994, partially offset by a $15 million decrease in natural gas liquids revenues.

  Operating Costs and Expenses

     Gas Marketing's costs of sales and transportation increased to $1,507 million in 1994 from $1,427 million in 1993 due to higher costs for gas sales and transportation of $50 million and the inclusion of increased Texas Gas' merchant sales service costs of $45 million, partially offset by costs of natural gas liquids sold of $15 million in Gas Marketing in 1994. Excluding the selected items, Gas Marketing's other operating expenses decreased slightly in 1994 as compared to 1993 due primarily to reduced operation and maintenance costs of $2.3 million associated with TGPL's sales service, partially offset by a $1.2 million increase in administrative and general expenses.

  1993 COMPARED TO 1992

     Gas Marketing operations reported a net loss in 1993 of $7.3 million, compared to a net loss of $6.7 million in 1992. Excluding the effects of selected items shown on the table above, Gas Marketing recorded a net loss of $5.2 million for 1993 compared to a net loss of $5.9 million for 1992. Excluding the pretax effect of the selected items, Gas Marketing recorded an operating loss of $7.8 million in 1993, compared to an operating loss of $11.1 million in 1992. The improvement in 1993 over 1992, excluding the effect of the selected items, is due to improved results from natural gas marketing, partially offset by a decline in results from natural gas liquids marketing.

     Excluding the pretax effect of the selected item, the operating loss from natural gas marketing was $9.0 million less for 1993 as compared to 1992, primarily due to the inclusion of $16.0 million from TGPL's sales service in 1993, partially offset by a charge of $3.8 million to reflect the revaluation of gas transportation and exchange imbalances to current market value and the underutilization of firm transportation capacity on pipeline systems that adopted the SFV rate design.

     Operating income from natural gas liquids marketing declined $5.6 million in 1993 as compared to 1992, primarily due to the lower natural gas liquids
(NGL) sales margins of $8.8 million partially offset by higher natural gas liquids processing margins of $2.2 million. The NGL margins decreased primarily due to higher gas prices combined with lower product prices. Beginning in May 1993, processing was curtailed for economic reasons due to the high cost of natural gas in relation to NGL sales prices. In addition, natural gas liquids marketing results were affected by the reduction of the carrying value of inventories to reflect the decline in market prices of such inventories. Lower equity in earnings of affiliates was also attributable to reduced gas processing levels due to the higher cost of natural gas in relation to product prices and higher operating costs.

     Gas Marketing's operating revenues increased to $1,448 million in 1993 from $800 million in 1992. The higher revenues were due to the inclusion of TGPL's sales service revenues of $604 million in Gas Marketing in 1993, the inclusion of Texas Gas' sales service revenues of $21 million in Gas Marketing for November and December 1993 and higher prices for natural gas sales, partly offset by lower NGL prices and volumes.

     Excluding the costs of sales and transportation of $1,427 million in 1993 and $791 million in 1992 and the selected items, Gas Marketing's operating expenses in 1993 of $28 million increased from $20 million in 1992 primarily due to the administrative and operating costs related to TGPL's and Texas Gas' sales service included in 1993.

COMPETITION

     Changes in the natural gas industry over the past several years have substantially increased competition for gas sales. TGMC's competitors include other natural gas marketers and producers.

COAL

  1994 COMPARED TO 1993

     Coal reported net income of $4.5 million for 1994, compared to net income of $5.6 million for 1993. Results for 1994 included a $2.6 million after-tax charge for a litigation settlement resulting from an adverse court decision against Leeco, Inc., a subsidiary of Transco Coal Company, as discussed in Note C of the Notes to Consolidated Financial Statements. Results for 1993 included a $0.5 million after-tax loss on the sale of a coal loading and storage facility and $1.1 million in additional income tax expense due to the corporate federal income tax rate increase. Excluding these selected items, the segment reported net income of $7.1 million and $7.2 million for 1994 and 1993, respectively. Coal's net income for 1994 compared to 1993 included lower operating income or $3.0 million partly offset by lower interest expense of $1.8 million. Excluding the litigation settlement, Coal's operating income decreased from $7.0 million in 1993 to $4.0 million in 1994, $2.6 million due to a lower operating margin, resulting from a slightly higher average operating cost in 1994 and favorable price adjustments in a long-term sales contract in 1993, and $0.4 million due to lower sales volumes of 8.2 million tons in 1994 compared to 8.9 million tons in 1993.

  1993 COMPARED TO 1992

     Coal reported net income of $5.6 million for 1993, compared to a net loss of $3.4 million for 1992. Excluding an after-tax loss on the sale of a coal loading and storage facility and a charge for additional income tax expense due to the corporate federal income tax rate increase, Coal reported net income of $7.2 million for 1993. The 1993 results reflect a $9.2 million improvement in Coal's operating margin, due to a lower average operating cost and favorable price adjustments in a long-term sales contract, lower administrative and general expenses of $1.4 million and lower interest expense of $2.4 million as a result of lower debt when compared to 1992. Total sales volumes decreased slightly to 8.9 million tons in 1993 from 9.0 million tons in 1992. Coal's operating income improved to $7.0 million for 1993 from an operating loss of $3.5 million in 1992 due to the same reasons as the net income variances described above, excluding interest expense.

GAS GATHERING

  1994 COMPARED TO 1993

     Gas Gathering's net loss for 1994 was $8.3 million compared to $39.5 million in 1993. Excluding a $3.5 million pretax, $2.3 million after-tax, charge in 1994 to provide a reserve for impairment of certain gas gathering assets and a $47.3 million pretax, $30.7 million after-tax, charge in 1993 related to an agreement with Corpus Christi to resolve litigation and acquire Corpus Christi's interest in jointly owned gas gathering and intrastate pipeline assets, Gas Gathering recorded a net loss of $6.0 million for 1994 and a net loss of $8.8 million for 1993. The lower net loss resulted from decreased interruptible transportation expense of $4.1 million charged by other pipelines and a $2.6 million increase in equity in earnings of unconsolidated affiliates.

  1993 COMPARED TO 1992

     Gas Gathering's net loss for 1993 was $39.5 million compared to a $23.4 million net loss for 1992. Excluding the aforementioned Corpus Christi settlement and a $16.3 million after-tax charge for losses on sales of assets in 1992, Gas Gathering recorded a net loss of $8.8 million for 1993 and a $7.1 million net loss for 1992. The increased loss was due primarily to reduced transportation revenues of $3.4 million, as a result of lower volumes in 1993 due to the sale of certain facilities in 1992, and lower equity in earnings of unconsolidated affiliates of $2.1 million, partially offset by lower administrative and general expenses of $1.3 million and lower depreciation of $1.6 million.

DISCONTINUED OPERATIONS -- POWER GENERATION

     Net income from discontinued operations was $31.5 million in 1993 compared to $2.6 million in 1992. As discussed in Note J of the Notes to Consolidated Financial Statements, in 1993, Transco sold TEVCO, Transco's power generation subsidiary, received $150 million in cash and recorded a gain on the sale of $50.5 million pretax ($31.6 million after-tax). Accordingly, Power Generation was classified as discontinued operations in the accompanying Consolidated Statement of Operations. Net income from discontinued operations in 1992 primarily resulted from the receipt of a development fee on the Hartwell project, a 300-megawatt cogeneration facility in Hart County, Georgia in which TEVCO has a 50% ownership, income from the assignment of certain power generation projects and fuel partnerships to a third party and equity in earnings from investments in certain cogeneration partnerships.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     As of December 31, 1994, Transco had investments consisting of a 50% or less ownership interest in various companies that are constructing and operating natural gas gathering and processing facilities, liquids separation facilities, intrastate pipelines located onshore and offshore Texas and Louisiana and the Liberty Pipeline in the states of New York and New Jersey, and providing compressed natural gas vehicle fueling services in the states of California, Arizona, Nevada and Texas. In December 1994, Transco sold an indirect 12.5% interest it held in its headquarters building through its investment in the Post Oak/Alabama Partnership. As discussed in Note C of the Notes to Consolidated Financial Statements, Transco settled litigation with Corpus Christi in 1993 on terms whereby Transco acquired Corpus Christi's 50% interest in the Corpus Christi General Partnerships. Also, as discussed in Note J of the Notes to Consolidated Financial Statements, Transco sold its investment in 1992 in the High Island Offshore System and the U-T Offshore System.

     Equity in earnings of unconsolidated affiliates was $3.4 million in 1994 compared to $0.2 million in 1993 and $5.4 million in 1992. The improved results for 1994 compared to 1993 were primarily due to $2.3 million of losses in 1993 associated with Transco's 50% interest in the Corpus Christi General Partnerships prior to the acquisition by Transco of Corpus Christi's 50% interest discussed above and $0.6 million higher earnings in 1994 from the Post Oak/Alabama Partnership. The lower results for 1993 compared to 1992 were primarily due to a $1.7 million greater loss due to reduced gas processing levels at the Cameron Meadows Processing Plant, a $1.2 million greater loss associated with the Corpus Christi General Partnerships and a reduction of $1.6 million in earnings due to Transco's sale of its interest in the High Island Offshore System and the U-T Offshore System. See Note K of the Notes to Consolidated Financial Statements for an additional discussion of Transco's investment in unconsolidated affiliates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Transco Energy Company:

     We have audited the accompanying consolidated balance sheet of Transco Energy Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and common stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transco Energy Company and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the index to Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

               MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments of the effects of certain events and transactions based on currently available information.

     Transco maintains accounting and other controls that management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management's authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

     Transco's independent auditors, Arthur Andersen LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report that the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

     The Audit Committee of the Board of Directors, composed of three directors who are not employees of Transco, meets regularly with the independent auditors and management. The independent auditors have full and free access to the Audit Committee and meet with them, with and without management being present, to discuss the results of their audits and the quality of financial reporting.

                             TRANSCO ENERGY COMPANY

                           CONSOLIDATED BALANCE SHEET
                                (NOTES A AND M)

                                     ASSETS

                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                               1994            1993
                                                                            ----------      ----------
                                                                              (THOUSANDS OF DOLLARS)
Current Assets:
  Cash and temporary cash investments....................................   $   32,343      $  163,488
  Deposits...............................................................       12,276          34,133
  Receivables --
    Trade, net (Notes A and E)...........................................      146,776         195,306
    Other................................................................       16,038          22,747
  Transportation and exchange gas receivable.............................      108,905          50,635
  Gas supply realignment costs recoverable from customers (Note B).......       26,710          19,231
  Inventories --
    Gas in storage, at LIFO..............................................       25,117          37,095
    Coal, at average cost................................................        7,261           7,388
    Materials, supplies and other, at average cost.......................       66,652          74,067
  Deferred income tax benefits (Note I)..................................       36,413          21,330
  Other..................................................................       70,880          41,301
                                                                            ----------      ----------
         Total current assets............................................      549,371         666,721
                                                                            ----------      ----------
Investments, at cost plus equity in undistributed earnings (Note K)......       21,505          29,446
                                                                            ----------      ----------
Property, Plant and Equipment, at cost:
  Natural gas transmission plant -- jurisdictional.......................    5,214,320       5,058,546
    Less -- Accumulated depreciation and amortization....................    2,795,650       2,653,534
                                                                            ----------      ----------
       Natural gas transmission plant -- jurisdictional, net.............    2,418,670       2,405,012
                                                                            ----------      ----------
  Natural gas gathering and liquids separation and fractionation plant...      212,974         213,114
    Less -- Accumulated depreciation and amortization....................       35,036          11,412
                                                                            ----------      ----------
       Natural gas gathering and liquids separation and fractionation
       plant, net........................................................      177,938         201,702
                                                                            ----------      ----------
  Coal properties........................................................      413,951         409,695
    Less -- Accumulated depreciation, depletion and amortization.........      152,686         138,280
                                                                            ----------      ----------
       Coal properties, net..............................................      261,265         271,415
                                                                            ----------      ----------
  Other property, plant and equipment....................................       10,646           5,280
    Less -- Accumulated depreciation and amortization....................        4,921           3,217
                                                                            ----------      ----------
       Other property, plant and equipment, net..........................        5,725           2,063
                                                                            ----------      ----------
         Total property, plant and equipment, net........................    2,863,598       2,880,192
                                                                            ----------      ----------
Other Assets:
  Nonoperating interest in coalbed methane properties, net (Note L)......       86,334         131,287
  Notes receivable (Note K)..............................................       13,000          14,929
  Transportation and exchange gas receivable.............................           --          92,960
  Other..................................................................      239,298         249,507
                                                                            ----------      ----------
         Total other assets..............................................      338,632         488,683
                                                                            ----------      ----------
                                                                            $3,773,106      $4,065,042
                                                                            ===========     ===========

       The accompanying notes and schedule of segment information are an integral part of these consolidated financial statements.

                             TRANSCO ENERGY COMPANY

                           CONSOLIDATED BALANCE SHEET
                                (NOTES A AND M)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     DECEMBER 31,
                                                                                -----------------------
                                                                                  1994          1993
                                                                                ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)
Current Liabilities:
  Short-term debt (Note E)....................................................  $  27,000     $      --
  Current maturities of long-term debt (Note E)...............................    150,102       159,479
  Payables --
    Trade.....................................................................    206,325       284,469
    Other.....................................................................     82,053        88,123
  Transportation and exchange gas payable.....................................     52,765        16,258
  Accrued liabilities --
    Accrued federal income taxes..............................................     19,219            --
    Other taxes...............................................................     27,605        28,517
    Interest..................................................................     51,491        46,139
    Employee benefits (Note H)................................................     67,204        64,388
    Other.....................................................................     47,191        75,077
  Reserve for producer settlements, legal and regulatory issues (Notes B and
    C)........................................................................     17,724         7,583
  Reserve for rate refunds (Note B)...........................................     68,863       161,991
  Other.......................................................................     42,219        52,542
                                                                                ---------     ---------
         Total current liabilities............................................    859,761       984,566
                                                                                ---------     ---------
Long-Term Debt, less current maturities (Note E)..............................  1,785,575     1,786,571
                                                                                ---------     ---------
Other Liabilities and Deferred Credits:
  Income taxes (Note I).......................................................    285,438       284,130
  Income taxes refundable to customers........................................     14,150        26,364
  Transportation and exchange gas payable.....................................         --        64,976
  Accrued pension cost (Note H)...............................................     12,496        31,958
  Other.......................................................................    139,438       154,585
                                                                                ---------     ---------
         Total other liabilities and deferred credits.........................    451,522       562,013
                                                                                ---------     ---------
Commitments and Contingencies (Notes B, C, D and E)

Preferred Stock of Subsidiary -- redeemable (Note F)..........................     49,744        75,743
  Less -- Issue expense.......................................................        369           552
                                                                                ---------     ---------
                                                                                   49,375        75,191
                                                                                ---------     ---------
Convertible Preferred Stock -- non-redeemable (Note F)........................    273,995       273,995
  Less -- Issue expense.......................................................      8,673         8,577
                                                                                ---------     ---------
                                                                                  265,322       265,418
                                                                                ---------     ---------
Common Stockholders' Equity:
  Common stock $0.50 par value: authorized 150,000,000 shares; issued and outstanding 41,431,419 and 41,386,861 shares in 1994 and 1993,
    respectively (Note G).....................................................     20,716        20,693
  Premium on capital stock and other paid-in capital..........................    507,448       511,797
  Retained earnings (deficit).................................................   (156,921)     (115,447)
                                                                                ---------     ---------
                                                                                  371,243       417,043
  Less -- Treasury stock, at cost, 514,444 and 15,156 shares in 1994 and 1993,
    respectively..............................................................      7,695           207
    Common stock held by Tran$tock, 524,045 shares in 1993, (Note H) --
      Deferred compensation...................................................         --        14,395
      Receivable from Tran$tock...............................................         --         9,383
    Restricted stock, 87,689 and 91,964 shares in 1994 and 1993, respectively
     (Note G) --
      Deferred compensation...................................................      1,997         1,775
                                                                                ---------     ---------
         Total common stockholders' equity....................................    361,551       391,283
                                                                                ---------     ---------
                                                                                $3,773,106    $4,065,042
                                                                                ==========    ==========

       The accompanying notes and schedule of segment information are an integral part of these consolidated financial statements.

                             TRANSCO ENERGY COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (NOTE A)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               1994          1993          1992
                                                                            ----------    ----------    ----------
                                                                            (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Revenues:
  Natural gas sales........................................................ $1,508,677    $1,660,203    $1,513,888
  Natural gas transportation...............................................    900,755       826,201       703,390
  Natural gas storage......................................................    148,290       146,416       137,292
  Coal sales...............................................................    215,089       234,618       234,471
  Other sales..............................................................     43,407        54,488       103,298
                                                                            ----------    ----------    ----------
         Total operating revenues..........................................  2,816,218     2,921,926     2,692,339
                                                                            ----------    ----------    ----------
Operating Costs and Expenses:
  Cost of natural gas sales................................................  1,365,048     1,439,150     1,258,994
  Cost of natural gas transportation.......................................    208,755       233,591       206,038
  Cost of coal sales.......................................................    182,099       195,312       202,352
  Cost of other sales......................................................     24,532        40,398        81,349
  Operation and maintenance................................................    249,913       239,561       249,317
  Administrative and general...............................................    247,844       248,765       205,219
  Depreciation, depletion and amortization.................................    192,303       187,337       192,498
  Taxes -- other than income taxes.........................................     49,852        51,136        46,713
  Capitalized costs in excess of ceiling limitation (Notes J and L)........     45,000        70,000        35,200
  Provision for asset impairments (Notes C and K)..........................     41,055            --            --
  Provision for producer settlements, legal and regulatory issues (Notes B
    and C).................................................................      6,000            --        31,000
  Corpus Christi settlement (Note C).......................................         --        50,269            --
  Write-off of note receivable (Note K)....................................         --        20,125            --
                                                                            ----------    ----------    ----------
         Total operating costs and expenses................................  2,612,401     2,775,644     2,508,680
                                                                            ----------    ----------    ----------
Operating Income...........................................................    203,817       146,282       183,659
                                                                            ----------    ----------    ----------
Other (Income) and Other Deductions:
  Interest expense.........................................................    191,066       190,281       205,514
  Interest income..........................................................     (7,346)       (8,602)       (9,883)
  Capitalized interest and allowance for funds used during construction....     (4,940)       (7,259)       (7,966)
  Dividends on preferred stock of subsidiary...............................      5,944         8,107         8,654
  Equity in earnings of unconsolidated affiliates (Note K).................     (3,415)         (235)       (5,427)
  Losses on sales of assets (Note J).......................................         --           924        84,406
  Gain on final liquidating distribution from TXP (Note J).................         --            --       (17,666)
  Miscellaneous other (income) and deductions, net.........................     15,047        16,562         5,955
                                                                            ----------    ----------    ----------
         Total other (income) and other deductions.........................    196,356       199,778       263,587
                                                                            ----------    ----------    ----------
Income (Loss) from Continuing Operations Before Income Taxes...............      7,461       (53,496)      (79,928)
Provision for (Benefit of) Income Taxes (Note I)...........................      1,578       (18,081)      (27,935)
                                                                            ----------    ----------    ----------
Income (Loss) from Continuing Operations...................................      5,883       (35,415)      (51,993)
                                                                            ----------    ----------    ----------
Income (Loss) from Operations of Discontinued Segment, Net of Income
  Taxes....................................................................         --           (93)        2,649
Gain on Sale of Discontinued Segment, Net of Income Taxes..................         --        31,572            --
                                                                            ----------    ----------    ----------
Net Income from Discontinued Operations (Note J)...........................         --        31,479         2,649
                                                                            ----------    ----------    ----------
Net Income (Loss)..........................................................      5,883        (3,936)      (49,344)
Dividends on Convertible Preferred Stock...................................     22,904        25,047        25,730
                                                                            ----------    ----------    ----------
Common Stock Equity in Net Income (Loss)................................... $  (17,021)   $  (28,983)   $  (75,074)
                                                                            ===========   ===========   ===========
Primary Earnings (Loss) Per Share of Common Stock and
  Common Stock Equivalents:
  Continuing Operations.................................................... $    (0.42)   $    (1.54)   $    (2.43)
  Discontinued Operations..................................................         --          0.80          0.08
                                                                            ----------    ----------    ----------
                                                                            $    (0.42)   $    (0.74)   $    (2.35)
                                                                            ===========   ===========   ===========
Average Shares of Common Stock and Common Stock Equivalents Outstanding....     40,634        39,202        31,946
                                                                            ===========   ===========   ===========
Shares of Common Stock Outstanding.........................................     40,917        41,372        40,297
                                                                            ===========   ===========   ===========

       The accompanying notes and schedule of segment information are an integral part of these consolidated financial statements.

                             TRANSCO ENERGY COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (NOTE A)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                    1994         1993          1992
                                                                                  --------     ---------     ---------
                                                                                         (THOUSANDS OF DOLLARS)
Cash flows from operating activities:
  Net income (loss).............................................................  $  5,883     $  (3,936)    $ (49,344)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and amortization....................................   211,132       205,497       210,710
    Deferred income taxes (Note I)..............................................   (25,305)      (30,478)      (13,966)
    Allowance for equity funds used during construction.........................    (3,909)       (3,262)       (3,185)
    Equity in earnings of unconsolidated affiliates (Note K)....................    (3,415)       (3,607)       (7,688)
    Dividends and distributions from unconsolidated affiliates..................     4,952         7,748         9,746
    Tran$tock compensation expense (Note H).....................................     2,825         2,768         2,727
    Capitalized costs in excess of ceiling limitation (Notes J and L)...........    45,000        70,000        35,200
    Provision for asset impairments (Notes C and K).............................    41,055            --            --
    Provision for producer settlements, legal and regulatory issues (Notes B and
      C)........................................................................     6,000            --        31,000
    Corpus Christi settlement (Note C)..........................................        --        50,269            --
    Write-off of note receivable (Note K).......................................        --        20,125            --
    Losses (gains) on sales of assets (Note J)..................................        --       (49,556)       84,406
    Gain on final liquidating distribution from TXP (Note J)....................        --            --       (17,666)
    Transition Cost refund......................................................        --            --       (74,104)
    Nonrecoverable producer settlements (Note B)................................        --       (33,514)      (51,160)
    Changes in operating assets and liabilities:
      Deposits..................................................................    21,857        (6,479)      (26,374)
      Receivables...............................................................    33,418           212        27,610
      Transportation and exchange gas receivable................................    34,689        67,174       (40,087)
      Inventories...............................................................    21,315       (12,055)      (18,829)
      Payables..................................................................   (88,590)       (6,781)      (11,263)
      Transportation and exchange gas payable...................................   (28,469)      (63,782)       14,020
      Accrued liabilities.......................................................   (64,819)      (24,236)      (34,812)
      Reserve for rate refunds..................................................   (47,383)      108,863       (45,556)
      Other, net................................................................   (39,712)      (18,744)       (5,661)
                                                                                  --------     ---------     ---------
      Net cash provided by operating activities.................................   126,524       276,226        15,724
                                                                                  --------     ---------     ---------
Cash flows from financing activities (Notes E, F and G):
  Additions to long-term debt...................................................   150,000            --       675,000
  Retirement of long-term debt and capital lease obligations....................  (159,479)      (63,787)     (483,714)
  Sale of preferred stock, net of issue expense.................................       (95)      121,423            --
  Retirement of preferred stock.................................................   (27,139)     (158,656)       (5,032)
  Net increase (decrease) in short-term debt....................................    27,000            --      (320,000)
  Sale of common stock, net of issue expense....................................        --           218       111,573
  Dividends on common stock.....................................................   (24,634)      (24,374)      (20,112)
  Dividends on preferred stock..................................................   (29,152)      (34,310)      (34,433)
  Other, net....................................................................    (1,836)       (2,848)          310
                                                                                  --------     ---------     ---------
      Net cash used in financing activities.....................................   (65,335)     (162,334)      (76,408)
                                                                                  --------     ---------     ---------
Cash flows from investing activities:
  Property, plant and equipment and investment in unconsolidated affiliates.....  (200,783)     (173,270)     (178,434)
  Final liquidating distribution from TXP (Note J)..............................        --            --        61,639
  Recoverable producer settlements (Note B).....................................        --        (5,743)           --
  Recovery of producer settlements (Note B).....................................     1,123        34,242        69,291
  Net proceeds from sales of assets (Note J)....................................     9,282       144,874       143,704
  Notes receivable (Note K).....................................................       (48)       (1,905)      (20,114)
  Repayment of notes receivable (Note K)........................................     1,929         1,982         1,398
  Acquisition of companies......................................................   (12,500)           --            --
  Equity contribution deposits..................................................        --            --       (44,724)
  Other, net....................................................................     8,663        36,888        10,600
                                                                                  --------     ---------     ---------
      Net cash provided by (used in) investing activities.......................  (192,334)       37,068        43,360
                                                                                  --------     ---------     ---------
  Net increase (decrease) in cash and cash equivalents..........................  (131,145)      150,960       (17,324)
  Cash and cash equivalents at beginning of period..............................   163,488        12,528        29,852
                                                                                  --------     ---------     ---------
  Cash and cash equivalents at end of period....................................  $ 32,343     $ 163,488     $  12,528
                                                                                  ========     =========     =========
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest (net of amount capitalized)......................................  $184,499     $ 191,131     $ 226,751
      Income taxes, net.........................................................     8,498        19,253        10,588

       The accompanying notes and schedule of segment information are an integral part of these consolidated financial statements.

                             TRANSCO ENERGY COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                                     YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                     1994                   1993                  1992
                                                              -------------------    ------------------      -------------------
                                                              SHARES     AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT
                                                              ------    ---------    ------    --------      ------     --------
                                                                          (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common Stock:
  Balance at beginning of period............................ 41,387     $  20,693    40,330    $  20,165     30,730     $ 15,365
    Corpus Christi settlement...............................    --             --     1,000          500         --           --
    Public equity offering..................................    --             --        --           --      8,050        4,025
    Challenger litigation settlement........................    --             --        --           --      1,500          750
    Exercise of stock options...............................    --             --        18            9         --           --
    Issued under restricted stock plan......................    44             23        39           19         50           25
                                                             ------     ---------    ------    ---------     ------     --------
  Balance at end of period.................................. 41,431        20,716    41,387       20,693     40,330       20,165
                                                             ======     ---------    ======    ---------     ======     --------
Premium on Capital Stock and Other Paid-In Capital:
  Balance at beginning of period............................              511,797                522,739                 414,339
    Corpus Christi settlement...............................                   --                 17,375                      --
    Redemption of 9.25% preferred stock.....................               (1,140)               (16,371)                     --
    Public equity offering..................................                   --                      5                 107,548
    Challenger litigation settlement........................                7,108                     --                  14,250
    Tran$tock market value adjustment.......................              (11,570)               (12,057)                (11,902)
    Restricted stock market value adjustment................                   --                     57                  (2,951)
    Exercise of stock options and stock appreciation
      rights................................................                   --                    204                      --
    Loss on reacquired preferred stock of subsidiary, net...                 (183)                  (183)                    (70)
    Issued under restricted stock plan......................                  771                     28                   1,525
    Other...................................................                  665                     --                      --
                                                                        ---------              ---------                --------
  Balance at end of period..................................              507,448                511,797                 522,739
                                                                        ---------              ---------                --------
Retained Earnings (Deficit):
  Balance at beginning of period............................             (115,447)               (62,471)                 32,125
    Net income (loss).......................................                5,883                 (3,936)                (49,344)
    Dividends on common stock at $0.60, $0.60 and $0.60 per
      share, respectively...................................              (24,453)               (23,993)                (19,522)
    Dividends on convertible preferred stock at required
      amounts...............................................              (22,904)               (25,047)                (25,730)
                                                                        ---------              ---------                --------
  Balance at end of period..................................             (156,921)              (115,447)                (62,471)
                                                                        ---------              ---------                --------
Less Treasury Stock:
  Balance at beginning of period............................     15           207        33          955         29          996
    Forfeitures from restricted stock plan..................     12           177        36          510         41          572
    Issued under restricted stock plan......................    (28)         (403)      (43)      (1,079)       (37)        (612)
    Issued under stock option plan..........................    (15)         (219)      (22)        (336)        --           --
    Challenger litigation settlement........................    482         7,108        --           --         --           --
    Other purchases and sales...............................     48           825        11          157         --           (1)
                                                              ------    ---------    ------    ---------     ------     --------
  Balance at end of period..................................    514         7,695        15          207         33          955
                                                              ======    ---------    ======    ---------     ======     --------
Less Common Stock Held by Tran$tock:
  Deferred compensation
    Balance at beginning of period..........................    317        14,395       644       29,220        967       43,884
      Compensation expense..................................   (317)       (2,825)     (327)      (2,768)      (323)      (2,762)
      Market value adjustment...............................     --       (11,570)       --      (12,057)        --      (11,902)
                                                              ------    ---------    ------    ---------     ------     --------
    Balance at end of period................................     --            --       317       14,395        644       29,220
                                                              ======    ---------    ======    ---------     ======     --------
  Receivable from Tran$tock
    Balance at beginning of period..........................    207         9,383       402       18,224        585       26,554
      Repayment.............................................   (207)       (9,383)     (195)      (8,841)      (183)      (8,330)
                                                              ------    ---------    ------    ---------     ------     --------
    Balance at end of period................................     --            --       207        9,383        402       18,224
                                                              ======    ---------    ======    ---------     ======     --------
Less Restricted Stock:
  Deferred compensation
    Balance at beginning of period..........................     92         1,775       105        2,095        103        3,600
      Awarded, earned or forfeited, net.....................     19         1,539        (3)         938         35        2,328
      Compensation expense and market value adjustment......    (23)       (1,317)      (10)      (1,258)       (33)      (3,833)
                                                              ------    ---------    ------    ---------     ------     --------
    Balance at end of period................................     88         1,997        92        1,775        105        2,095
                                                              ======    ---------    ======    ---------     ======     --------
Total Common Stockholders' Equity...........................            $ 361,551              $ 391,283                $429,939
                                                                        =========              =========                ========

       The accompanying notes and schedule of segment information are an integral part of these consolidated financial statements.

                             TRANSCO ENERGY COMPANY

                        SCHEDULE OF SEGMENT INFORMATION
                                    (NOTE A)

                                                          GAS                     GAS
              DESCRIPTION                 PIPELINES    MARKETING      COAL     GATHERING    OTHER     ELIMINATIONS   CONSOLIDATED
----------------------------------------  ----------   ----------   --------   ---------   --------   ------------   ------------
                                                                          (THOUSANDS OF DOLLARS)
Year Ended December 31, 1994:
  Revenues:
    Unaffiliated companies..............  $1,135,378   $1,434,171   $215,089   $  7,442    $ 24,138    $       --     $2,816,218
    Affiliated companies................      45,285      107,837         --        173          66      (153,361)            --
                                          ----------   ----------   --------   ---------   --------   ------------   ------------
        Total revenues..................   1,180,663    1,542,008    215,089      7,615      24,204      (153,361)     2,816,218
                                          ----------   ----------   --------   ---------   --------   ------------   ------------
  Operating Costs and Expenses:
    Cost of sales and transportation....     218,123    1,507,331    182,099      1,186      25,056      (153,361)     1,780,434
    Depreciation, depletion and
      amortization......................     162,569        1,589     23,845      3,911         389            --        192,303
    Provision for asset impairments.....       4,202       18,394         --      3,520      14,939            --         41,055
    Capitalized costs in excess of
      ceiling limitation................          --           --         --         --      45,000            --         45,000
    Provision for producer settlements,
      legal and regulatory issues.......       6,000           --         --         --          --            --          6,000
    Other operating costs and
      expenses..........................     496,251       25,431      9,092      4,244      12,591            --        547,609
                                          ----------   ----------   --------   ---------   --------   ------------   ------------
        Total operating costs and
          expenses......................     887,145    1,552,745    215,036     12,861      97,975      (153,361)     2,612,401
                                          ----------   ----------   --------   ---------   --------   ------------   ------------
  Operating Income (Loss)...............  $  293,518   $  (10,737)  $     53   $ (5,246)   $(73,771)   $       --     $  203,817
                                           =========    =========   ========   =========   ========   ===========    ===========
  Equity in Earnings (Loss) of
    Unconsolidated Affiliates...........  $      296   $     (646)  $     --   $    414    $  3,351    $       --     $    3,415
                                           =========    =========   ========   =========   ========   ===========    ===========
  Assets:
    Identifiable assets at year-end.....  $3,009,389   $  132,880   $299,363   $161,599    $156,968    $       --     $3,760,199
                                           =========    =========   ========   =========   ========   ===========
    Equity in net assets of
      unconsolidated affiliates.........  $    2,903   $   11,296   $     --   $  5,730    $  1,576    $       --         21,505
                                          ----------   ----------   --------   ---------   --------   ------------
    Other corporate assets..............                                                                                  (8,598)
                                                                                                                     ------------
        Total Assets....................                                                                              $3,773,106
                                                                                                                     ===========
  Capital Expenditures and Investment in
    Unconsolidated Affiliates...........  $  186,806   $      910   $ 12,946   $     37    $     84    $       --     $  200,783
                                           =========    =========   ========   =========   ========   ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this schedule.

                             TRANSCO ENERGY COMPANY

                                    (NOTE A)

                                                           GAS                    GAS
               DESCRIPTION                  PIPELINES   MARKETING     COAL     GATHERING    OTHER     ELIMINATIONS   CONSOLIDATED
               -----------                  ---------   ---------   --------   ---------   --------   ------------   ------------
                                                                           (THOUSANDS OF DOLLARS)
Year Ended December 31, 1993:
  Revenues:
    Unaffiliated companies................ $1,281,191  $1,388,262   $234,618   $  6,910    $ 10,945    $       --     $2,921,926
    Affiliated companies..................     47,620      59,353        --         117       2,693      (109,783)            --
                                           ----------   ---------   --------   --------    --------    ----------     ----------
        Total revenues....................  1,328,811   1,447,615    234,618      7,027      13,638      (109,783)     2,921,926
                                           ----------   ---------   --------   --------    --------    ----------     ----------
  Operating Costs and Expenses:
    Cost of sales and transportation......    378,421   1,427,267    195,312      5,255      10,549      (108,353)     1,908,451
    Depreciation, depletion and
      amortization........................    158,524       1,177     23,377      2,945       1,314            --        187,337
    Corpus Christi settlement.............         --       3,000         --     47,269          --            --         50,269
    Write-off of note receivable..........     20,125         --          --         --          --            --         20,125
    Capitalized costs in excess of ceiling
      limitation..........................         --         --          --         --      70,000            --         70,000
    Other operating costs and expenses....    484,595      26,941      8,949      3,875      16,614        (1,512)       539,462
                                           ----------   ---------   --------   --------    --------    ----------     ----------
        Total operating costs and
          expenses........................  1,041,665   1,458,385    227,638     59,344      98,477      (109,865)     2,775,644
                                           ----------   ---------   --------   --------    --------    ----------     ----------
  Operating Income (Loss)................. $  287,146   $ (10,770)  $  6,980   $(52,317)   $(84,839)   $       82     $  146,282
                                           ==========   =========   ========   =========   ========    ==========     ==========
  Equity in Earnings (Loss) of
    Unconsolidated Affiliates............. $      320   $    (884)  $     --   $ (2,219)   $  3,018    $       --     $      235
                                           ==========   =========   ========   =========   ========    ==========     ==========
  Assets:
    Identifiable assets at year-end....... $3,030,484   $ 156,854   $310,452   $174,704    $196,690    $       --     $3,869,184
                                           ==========   =========   ========   =========   ========    ==========
    Equity in net assets of unconsolidated
      affiliates.......................... $    6,360   $  16,347   $     --   $  6,541    $    198    $       --         29,446
                                           ==========   =========   ========   =========   ========    ==========
    Other corporate assets................                                                                               166,412
                                                                                                                      ----------
        Total Assets......................                                                                            $4,065,042
                                                                                                                      ==========
  Capital Expenditures and Investment in
    Unconsolidated Affiliates............. $  139,975   $   1,509   $ 14,650   $    282    $ 16,854    $       --     $  173,270
                                           ==========   =========   ========   =========   ========    ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of this schedule.

                             TRANSCO ENERGY COMPANY

                                    (NOTE A)

                                                           GAS                    GAS
               DESCRIPTION                  PIPELINES   MARKETING     COAL     GATHERING    OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------  ---------   ---------   --------   ---------   --------   ------------   ------------
                                                                           (THOUSANDS OF DOLLARS)
Year Ended December 31, 1992:
  Revenues:
    Unaffiliated companies................ $1,655,787   $790,950    $234,471   $  9,689    $  1,442    $       --     $2,692,339
    Affiliated companies..................     47,084      9,335          --      1,139       8,954       (66,512)            --
                                           ----------   --------    --------   --------    --------    ----------     -----------
        Total revenues....................  1,702,871    800,285     234,471     10,828      10,396       (66,512)     2,692,339
                                           ----------   --------    --------   --------    --------    ----------     -----------
  Operating Costs and Expenses:
    Cost of sales and transportation......    818,310    791,044     202,352      3,532           8       (66,513)     1,748,733
    Depreciation, depletion and
      amortization........................    152,996      1,771      25,310      4,540       7,881            --        192,498
    Capitalized costs in excess of ceiling
      limitation..........................         --         --          --         --      35,200            --         35,200
    Provision for producer settlements,
      legal and regulatory issues.........     31,000         --          --         --          --            --         31,000
    Other operating costs and expenses....    446,435     18,603      10,297      5,732      20,372          (190)       501,249
                                           ----------   --------    --------   --------    --------    ----------     -----------
        Total operating costs and
          expenses........................  1,448,741    811,418     237,959     13,804      63,461       (66,703)     2,508,680
                                           ----------   --------    --------   --------    --------    ----------     -----------
  Operating Income (Loss)................. $  254,130   $(11,133)   $ (3,488)  $ (2,976)   $(53,065)   $      191     $  183,659
                                           ==========   ========    ========   ========    ========    ==========     ==========
  Equity in Earnings (Loss) of
    Unconsolidated Affiliates............. $    1,667   $    930    $     --   $   (124)   $  2,954    $       --     $    5,427
                                           ==========   ========    ========   ========    ========    ==========     ==========
  Assets:
    Identifiable assets at year-end....... $3,165,239   $164,485    $316,483   $148,050    $351,928    $       --     $4,146,185
                                           ==========   ========    ========   ========    ========    ==========
    Equity in net assets of unconsolidated
      affiliates.......................... $    6,722   $ 15,345    $     --   $ 47,095    $ 12,467    $       --         81,629
                                           ==========   ========    ========   ========    ========    ==========
    Other corporate assets................                                                                                30,749
                                                                                                                      -----------
        Total Assets......................                                                                            $4,258,563
                                                                                                                      ==========
  Capital Expenditures and Investment in
    Unconsolidated Affiliates............. $  138,496   $  2,150    $  8,982   $    318    $ 28,488    $       --     $  178,434
                                           ==========   ========    ========   ========    ========    ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of this schedule.

                             TRANSCO ENERGY COMPANY

              INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
A.    Summary of Significant Accounting Policies........................................   52
B.    Regulatory Matters................................................................   55
C.    Legal Proceedings.................................................................   60
D.    Environmental Matters.............................................................   64
E.    Financing.........................................................................   67
F.    Preferred Stock...................................................................   70
G.    Common Stock......................................................................   71
H.    Employee Benefit Plans............................................................   73
I.    Income Taxes......................................................................   78
J.    Discontinued Operations and Sales of Assets.......................................   79
K.    Investment in Unconsolidated Affiliates and Notes Receivable......................   80
L.    Investment in Nonoperating Interest in Coalbed Methane Properties.................   82
M.    Commitments and Contingencies.....................................................   83
N.    Fair Value of Financial Instruments...............................................   87
O.    Quarterly Information (Unaudited).................................................   88

                             TRANSCO ENERGY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONTROL

     On December 12, 1994, Transco Energy Company (Transco) and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams agreed to commence a cash tender offer to acquire up to 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $17.50 per share and common stock purchase right. The cash offer would then be followed by a stock merger (Merger) in which shares of Transco common stock not purchased in the tender offer would be exchanged for 0.625 shares of Williams' common stock and 0.3125 attached Williams' preferred stock purchase rights. The Merger Agreement was approved by both Transco and Williams' Boards of Directors on December 11, 1994.

     The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7%, of the outstanding shares of Transco's common stock were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. Also pursuant to the Merger Agreement, shortly before Williams' acceptance for payment, all of the common stock purchase rights attached to the Transco common shares were redeemed by Transco for $0.05 per right (See Note G). The remainder of the outstanding shares of Transco's common stock will be converted to Williams' common stock upon majority approval by Transco's stockholders. The conversion will occur at the effective date of the Merger which is expected to be in April 1995.

     Williams has stated that it intends to cause Transco, as promptly as practicable following the Merger and subject to receipt of any necessary consents, to declare and pay as dividends to Williams all of Transco's interests in its principal operating subsidiaries, Transcontinental Gas Pipe Line Corporation (TGPL), Texas Gas Transmission Corporation (Texas Gas) and Transco Gas Marketing Company (TGMC) (the dividends collectively, the Operating Company Dividends). After giving effect to the Operating Company Dividends, substantially all of Transco's remaining assets will be in non-regulated activities. Certain of such assets are non-core assets which Williams has stated it intends to dispose of during 1995.

     Transco's consolidated financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price that will be recorded by Williams as a result of the Merger.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Transco and its wholly-owned subsidiaries. As used herein, the terms "Transco" or the "Company" refer to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires. Intercompany sales are at market prices and all significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in affiliates in which 50% or less of the voting interest is owned.

     As a result of its sale in 1993, as described in Note J, the Power Generation segment has been classified in the Consolidated Statement of Operations for 1993 and 1992 as discontinued operations; and, as such, revenues and expenses have been excluded from the results for continuing operations.

     Certain other reclassifications have been made in the 1993 and 1992 financial statements to conform to the 1994 presentation.

BUSINESS SEGMENTS

     In January 1993, upon Federal Energy Regulatory Commission (FERC) approval, Transco realigned the Gas Marketing segment of its business under the common management of a newly formed subsidiary, TGMC.

                             TRANSCO ENERGY COMPANY

TGMC, through agency agreements with TGPL and Texas Gas, manages all jurisdictional merchant gas sales made by TGPL and Texas Gas except for monthly sales of gas purchased by Texas Gas under gas purchase contracts with pricing provisions that are not variable market based, which Texas Gas sells at auction. Accordingly, effective January 1, 1993 for TGPL and November 1, 1993 for Texas Gas, substantially all sales revenues and the related costs, including gas costs, applicable to TGPL and Texas Gas' merchant sales service are reported by Transco in its Gas Marketing segment.

DEPRECIATION, DEPLETION AND AMORTIZATION

     Natural gas transmission plant. Depreciation rates used for major regulated gas plant facilities at year-end 1994, 1993 and 1992 were:

                                                       TGPL                                TEXAS GAS
                                      -------------------------------------- --------------------------------------
           CATEGORY OF PROPERTY           1994         1993         1992         1994         1993         1992
     -------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
     Gathering facilities............        6.22%        6.22%        6.22%  0.75%-1.20%  0.75%-1.20%  0.75%-1.20%
     Storage facilities..............        2.50%        2.50%        2.50%        2.55%        2.55%        2.30%
     Onshore transmission
       facilities....................        2.65%  2.50%-2.65%        2.50%        2.25%        2.25%        2.00%
     Offshore transmission
       facilities....................  3.75%-7.78%  3.75%-7.78%  3.75%-7.78%        6.00%        6.00%        6.00%

     Depreciation of general plant is provided at straight-line rates.

     Natural gas gathering and liquids separation and fractionation plant. Depreciation of natural gas gathering facilities is based on the units-of-production method over the estimated life of the reserves associated with the facility or at straight-line rates over a 20 to 38-year life. Depreciation of liquids separation and fractionation plant is primarily based on the straight-line method over a 16 to 22-year life.

     Coal properties. Mineral rights often are acquired through royalty payments. Royalty payments representing prepayments recoupable against future production are included in other assets in the accompanying Consolidated Balance Sheet, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the prepayment is amortized and included in the cost of coal mined. Amounts determined to be nonrecoupable are charged to expense.

     Cost of coal lease rights, including costs related to the purchase of the coal properties by Transco and mine development costs, are capitalized and amortized by the units-of-production method over the estimated recoverable reserves. Coal production machinery and equipment are depreciated principally by the straight-line method over a three to five-year life.

     Coalbed methane properties. As described in Note L, Transco has an investment in a nonoperating interest in certain coalbed methane properties. The properties are operated by TECO Coalbed Methane, Inc. (TECO). All future development costs will be borne by TECO. Transco's remaining investment will be amortized using the future gross revenue method based on future revenues to be received through Transco's nonoperating interest in the underlying proved coalbed methane properties.

INCOME TAXES

     Tax policy. Transco and its wholly-owned subsidiaries file a consolidated federal income tax return. It is Transco's policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary had a separate return, but including benefits from each subsidiary's losses and tax credits that may be utilized only on a consolidated basis.

     Accounting for income taxes. Transco uses the liability method of accounting for deferred taxes, which requires, among other things, adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid. Net tax rate reductions

                             TRANSCO ENERGY COMPANY
related to regulated operations and subject to refund to customers over the average remaining life of natural gas transmission plant have been shown in the accompanying Consolidated Balance Sheet as income taxes refundable to customers, the current portion of which is included in other current liabilities.

REVENUE RECOGNITION

     Transco's subsidiaries recognize revenues for the sale of their respective commodities in the period of delivery. Transco's pipelines recognize revenue for the transportation of gas in the period the service is provided. TGPL and Texas Gas are subject to FERC regulations and, accordingly, certain revenues are collected subject to possible refunds pending final FERC orders. Transco establishes reserves, where required, for such revenues collected subject to refund.

ALLOWANCES FOR DOUBTFUL RECEIVABLES

     Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1994 and 1993, Transco's allowance for doubtful accounts was $22.3 million and $4.1 million, respectively. Of the balance at December 31, 1994, $17.2 million were receivables from Continental Energy Associates Limited Partnership as discussed in Note C.

CASH FLOWS FROM OPERATING ACTIVITIES

     Transco uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. The Company includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

RESTRICTED DEPOSITS

     At December 31, 1994 and 1993, the Company had approximately $10 million and $31 million, respectively, of restricted deposits that are included in the accompanying Consolidated Balance Sheet in current assets as deposits. These restricted deposits serve as collateral for various standby letters of credit, regulatory trusts and legal proceedings.

CAPITALIZED INTEREST

     The allowance for funds used during construction represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. Interest is capitalized on major capital projects of non-regulated subsidiary companies. The allowance for borrowed funds used during construction and capitalized interest was $1.0 million, $4.0 million and $4.8 million for 1994, 1993 and 1992, respectively. The allowance for equity funds was $3.9 million, $3.3 million and $3.2 million for 1994, 1993 and 1992, respectively.

GAS IN STORAGE

     The Company utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The current replacement cost of the inventory gas in storage at December 31, 1994 and 1993 was $45 million and $62 million, respectively.

     As part of Texas Gas' implementation of Order 636, Texas Gas has been allowed to retain its storage gas, in part to meet operational balancing needs on its system, and in part to meet the requirements of Texas Gas' "no-notice" transportation service, which allows customers to temporarily draw from Texas Gas' storage gas to be repaid in-kind during the following summer season. As a result, Texas Gas' gas stored underground is classified as other noncurrent assets in the accompanying Consolidated Balance Sheet.

                             TRANSCO ENERGY COMPANY

GAS IMBALANCES

     In the course of providing transportation services to customers, TGPL and Texas Gas may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco's pipeline and gas marketing subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Imbalances have become of greater significance to the pipeline industry generally, since the implementation of open access transportation by the FERC in 1985, as a result of the substantial increase in the number of shippers on pipeline systems. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. TGPL and Texas Gas' rate structures include a method whereby most imbalances generated after August 1, 1991 and November 1, 1993, respectively, are settled on a monthly basis. TGPL's imbalances predating August 1, 1991 and Texas Gas' reconciled imbalances predating November 1, 1993 are being recovered or repaid in cash or through the receipt or delivery of gas upon agreements of allocation, as permitted by operating conditions. All imbalances have been classified as current assets or current liabilities at December 31, 1994.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS

     Primary earnings (loss) per share is computed by dividing common stock equity in net income (loss) by the weighted average number of shares adjusted for common stock equivalents where applicable. The $4.75 series, 9.25% series and $3.50 series cumulative convertible preferred stock were determined at the time of issuance not to be common stock equivalents. The unallocated portion of non-leveraged Tran$tock shares is excluded in the computation of primary earnings per share.

     Fully diluted earnings (loss) per share is not presented because such difference would not be material from amounts computed for primary earnings
(loss) per share.

DERIVATIVE FINANCIAL INSTRUMENTS

     Transco has been a party to interest rate swap agreements to manage interest rate risks and is a party to various futures contracts and option and commodity price swap agreements used to manage price volatility in its natural gas and natural gas liquids marketing activities. See Note M for a discussion of Transco's accounting policy for the recognition of gains and losses in connection with these financial instruments.

B. REGULATORY MATTERS

TGPL MATTERS

     Rate matters. On March 2, 1992, TGPL filed with the FERC a general rate case (Docket No. RP92-137). The general rate filing proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to TGPL's markets since its last general rate filing, and increased cost of capital. The filing also included a change to straight fixed-variable (SFV) rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect, subject to refund.

     On May 3, 1993, TGPL filed with the FERC an Offer of Settlement (the Settlement) with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolves all issues in Docket No. RP92-137 except (i) issues relating to TGPL's rate of return, (see discussion below), and (ii) the issue of the appropriate load factor for the design of TGPL's interruptible

                             TRANSCO ENERGY COMPANY
rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only (see Order 636 discussion for additional issues referred to this hearing). In addition, in the Settlement TGPL agreed to file a new general section 4 rate case to be effective no later than September 1, 1995. The Settlement became effective on April 1, 1994. One party has appealed the FERC's orders related to the Settlement to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court). Through January 31, 1995, TGPL made partial refunds of approximately $150 million, including interest, under Docket No. RP92-137. An additional refund of approximately $24 million, including interest, is expected to be made during the first quarter of 1995. TGPL had previously provided a reserve for these refunds. TGPL has also provided a reserve which, excluding the remanded proceedings with respect to TGPL's rate of return, it believes is adequate for any additional refunds that may be required under Docket No. RP92-137.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined TGPL's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine TGPL's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, TGPL's current settlement rates reflect an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates continue to reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for TGPL was appealed to the D.C. Circuit Court. TGPL appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for TGPL, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop TGPL's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. Accordingly, the D.C. Circuit Court remanded the order to the FERC for further consideration. Although no assurances can be given, Transco believes that the final resolution of this rate of return issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

     As discussed below, the issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving TGPL's implementation of Order 636. In the Administrative Law Judge's (ALJ) initial decision on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, Transco believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

     On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in TGPL's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) has filed a complaint requesting that the FERC initiate a proceeding under section 5 of the Natural Gas Act of 1938 (NGA) to investigate the functionalization of TGPL's production-area facilities. Fina asserts that some of TGPL's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. On November 28, 1994, TGPL filed

                             TRANSCO ENERGY COMPANY
an answer in response to the notice. In that answer, TGPL requested that the FERC defer action on Fina's complaint until June 1, 1995. TGPL advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, TGPL is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. TGPL stated that it anticipates that it will complete that evaluation on or before June 1, 1995, at which point TGPL would either submit a proposal to the FERC or will notify the FERC of its intentions. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only. Although no assurances can be given, Transco does not believe the final outcome of this issue will have a material adverse effect on its financial position, results of operations or net cash flows.

TEXAS GAS MATTERS

     Rate matters. In April 1993, Texas Gas filed a general rate case (Docket No. RP93-106), which became effective November 1, 1993, subject to refund. The rate case was filed to satisfy the three-year filing requirement of the FERC's regulations, to recover increased operating costs, to provide a return on increased capital investment in pipeline facilities, to implement the SFV rate design methodology and to facilitate resolution of various rate-related issues in Texas Gas' Order 636 restructuring proceeding. A settlement agreement regarding the general rate case was filed on June 14, 1994, approved on September 21, 1994 and became final October 21, 1994. On December 20, 1994, Texas Gas made refunds of approximately $42.2 million, including interest. Texas Gas previously had provided a reserve for these refunds.

     On September 30, 1994, Texas Gas filed a general rate case (Docket No. RP94-423) which will be effective April 1, 1995, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $66.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes.

     On July 29, 1994, and in rehearing on September 16, 1994, the FERC issued an order accepting a filing made by Texas Gas to resolve its transportation and exchange imbalances pre-dating its implementation of Order 636. Following the parties' agreement as to the allocations, reconciled imbalances will be repaid in cash, or through receipt or delivery of gas, as permitted by operating conditions, by the end of 1995.

ORDER 636

  TGPL

     On November 1, 1993, TGPL implemented Order 636. Prior to its implementation of Order 636, TGPL received orders from the FERC which, among other things, (i) required TGPL to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted TGPL's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted TGPL from having to reflect Mobile Bay transportation volumes and related revenues in a separate interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by TGPL and its sales customers resolving certain sales service issues and mooting potential issues regarding TGPL's recovery of gas supply realignment (GSR) costs associated with TGPL's firm sales service, and (iv) referred to the hearing in Docket No. RP92-137 the following issues:
TGPL's limited Section 4 filing with the FERC relating to TGPL's production-area rate design, the allocation of certain costs to TGPL's merchant sales service, TGPL's use of a system-wide cost of service and the level of TGPL's gathering rates and aggregation/pooling services in TGPL's production area. Any changes in TGPL's rates or services resulting from this hearing would have a prospective effect only.

     Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. TGPL does not expect to incur GSR costs associated with its firm sales service. TGPL's non-GSR transition costs are anticipated to be insignificant.

                             TRANSCO ENERGY COMPANY

     TGPL and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. On February 13, 1995, the D.C. Circuit Court issued an order holding all appeals of restructuring orders arising out of Order 636 in abeyance until the court renders an opinion in the appeals of Order 636. Among the issues raised by the parties are whether the separately stated gathering rates charged by TGPL should be subject to refund and issues related to TGPL's storage tracker authority.

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

  Texas Gas

     Texas Gas has restructured its business to implement the provisions of Order 636 effective November 1, 1993. Texas Gas' transition costs under Order 636, which are primarily related to GSR contract termination costs, GSR pricing differential costs incurred pursuant to Texas Gas' monthly auction process, as discussed below, and unrecovered purchased gas costs, are not currently expected to exceed approximately $90 million.

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

     Through December 31, 1994, Texas Gas had paid a total of $46.4 million for GSR costs, primarily as a result of certain GSR contract terminations. During 1994, Texas Gas made four quarterly filings to recover $37.8 million of GSR costs, plus interest, pursuant to the transition cost recovery provisions of Order 636 and Texas Gas' FERC-approved Gas Tariff. This amount represents 90% of the total GSR costs paid through August 1994, which are expected to be recovered via demand surcharges to Texas Gas' firm transportation rates. Texas Gas continues to make quarterly filings to allow recovery of 90% of its GSR costs as such costs are paid. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. On December 29, 1994, Texas Gas made a filing to reflect that, for the ten months ended August 31, 1994, Texas Gas allocated to and recovered from interruptible transportation service $4.2 million of GSR costs, pursuant to its FERC-approved Gas Tariff.

  Consolidated

     Transco expects that any Order 636 transition costs incurred should be recovered from customers of TGPL and Texas Gas, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

OTHER REGULATORY MATTERS

     Order 94-A. In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including TGPL and Texas Gas, to direct bill their customers for such production-

                             TRANSCO ENERGY COMPANY
related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to direct bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

     TGPL's Rate Settlement and Gas Inventory Charge (GIC) Docket No. RP90-8 Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, TGPL and Columbia filed with the FERC for approval a letter agreement in which TGPL agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between TGPL and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 26 settlement and requiring TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia. The order does not require TGPL to pay any interest on the principal amount refunded to Columbia. TGPL has filed with the FERC a request for an extension of time to make the refund. The FERC has granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. TGPL has filed for rehearing of the FERC's February 13 order. Columbia has also filed for rehearing of the February 13 order asking that the FERC require that TGPL pay interest on the refund of the Order No. 94-A amounts. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

     In April 1992, Texas Gas filed a settlement with the FERC providing for a reallocation of the Order 94-A payments previously collected from customers. The settlement provided for net refunds of $8.1 million to certain customers and direct bill recovery of $2.7 million from other customers. The remaining $5.4 million would be recovered through Texas Gas' Purchase Gas Adjustment (PGA) mechanism. In February 1993, the FERC issued an order approving the settlement. On January 12, 1994, the FERC found that it had committed a legal error in allowing the previously mentioned direct bill of Order 94-A costs. The effect of this order, as issued, would be to require Texas Gas to make refunds to certain customers of $13.5 million, recover $2.7 million through direct billing of other customers, recover $5.4 million as part of the direct billing of its unrecovered purchased gas costs and absorb the remaining $5.4 million. Texas Gas filed for rehearing of this order and received an extension staying the effectiveness of this order until 30 days after the FERC's ruling on rehearing. On October 18, 1994, the FERC issued its "Order Denying Rehearing" which affirmed its January 12, 1994 order. On November 17, 1994, Texas Gas made $4.3 million in refunds and filed for and received a stay of the order's requirement to make the remaining $9.2 million of refunds by November 17, 1994. Texas Gas continues to believe that it is entitled to full recovery of these FERC-ordered costs and has filed a court appeal. On January 17, 1995, Texas Gas filed a joint motion with Columbia, the party due the remaining refunds, to extend the time for making refunds until the court rules. Texas Gas, however, believes that its reserve of $5.4 million, plus interest, is adequate to provide for any costs it may ultimately be required to absorb.

     Although no assurances can be given, Transco believes that the final resolution of the recovery of production-related costs will not have a material adverse effect on its financial position, results of operations or net cash flows.

     Orders 500 and 528. Pursuant to Orders 500 and 528, certain other pipelines from which Texas Gas made gas purchases (upstream pipelines) had received approval from the FERC to bill customers for their producer settlement costs. Texas Gas had, in turn, made filings with the FERC for approval to flow these costs through to its customers. On August 4, 1994, the FERC issued an order approving the settlement agreements of Texas Gas and its upstream pipelines. Pursuant to the settlements, on September 30, 1994, Texas Gas flowed

                             TRANSCO ENERGY COMPANY
through to its former sales customers $39.9 million. This order resolves all of Texas Gas' issues related to the flowthrough of upstream pipelines' producer settlement costs.

     In September 1993, Texas Gas filed to recover 75% of $3.4 million of its producer settlement costs under Order 528 which resulted from reimbursements to producers for certain royalty payments. In December 1994, the FERC approved a settlement allowing for recovery of $0.9 million through direct bill and $1.7 million through a volumetric surcharge, both of which were collected over a 12-month period which began October 3, 1993.

C. LEGAL PROCEEDINGS

PRODUCER CONTRACT LITIGATION

     In TGPL's only remaining proceeding involving take-or-pay and other producer contract claims, a producer filed in United States District Court for the Southern District of Texas (Federal District Court) claiming that it should have received more favorable terms for settlement of its contract claims and asserting federal antitrust claims. In October 1992, the Federal District Court issued an order granting TGPL's motion for summary judgment on the antitrust claims and in June 1993, the Federal District Court issued an order granting TGPL's motion for summary judgment on all remaining claims. The producer appealed to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In July 1994, the Fifth Circuit Court affirmed the judgment of the Federal District Court dismissing the producer's claims in all respects and denied the producer's petition for rehearing. The producer filed no further appeal.

     On May 7, 1992, TGPL and Challenger Minerals Inc. (Challenger) entered into a Settlement Agreement to settle all matters in controversy between them, including, but not limited to, all claims and causes of action which were asserted or which might have been asserted in the lawsuit. In settling this litigation, TGPL agreed to provide shares of Transco common stock with a market value of $15 million to Challenger in 1994 and, in connection with such agreement, placed 1,500,000 shares of Transco common stock in escrow. The number of shares ultimately released to Challenger was to be determined by dividing $15 million by Transco's average common stock price during January 1994, subject to certain adjustments, with Challenger receiving a minimum of 750,000 shares. In February 1994, 1,017,771 shares of Transco common stock were released to Challenger from escrow and the remainder of the shares were returned to Transco resulting in a $7.1 million increase in treasury stock.

OTHER LITIGATION AND CLAIMS

     Dakota Gasification litigation. In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the United States District Court in North Dakota against TGPL and three other pipeline companies alleging that TGPL and the other pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. Specifically at issue is the proper price to be paid by TGPL and the other pipelines for synthetic gas since August 1989, the proper rate to be charged by Dakota for transportation through the Great Plains pipeline since October 1987, and the proper quantity of synthetic gas required to be taken-or-paid for by TGPL and the other pipelines.

     On September 8, 1992, Dakota and the United States Department of Justice on behalf of the Department of Energy (DOJ) filed a Third Amended Complaint in the U.S. District Court in North Dakota naming as defendants in the suit, in addition to TGPL and the other pipelines, Transco and Transco Coal Gas Company, the subsidiary of Transco that was the partner in Great Plains Gasification Associates (Partnership), the partnership that originally constructed the Plant. In addition, Dakota and DOJ named as defendants all of the other partners in the Partnership and each of the parent companies of these entities. In the Third Amended Complaint, Dakota and DOJ charged: (i) the pipeline defendants with breach of contract for failure to pay for

                             TRANSCO ENERGY COMPANY
volumes of gas tendered but not taken, for underpayment for gas purchased and for failure to pay for transportation services; (ii) all defendants with breach of representations and warranties, misrepresentation and breach of an implied covenant of good faith and fair dealing; and (iii) all parent company defendants and the affiliated partner defendants of each of the pipeline defendants with intentional interference with contractual relations. Dakota and DOJ are seeking declaratory and injunctive relief; the recovery of damages, alleging that the four pipeline defendants have underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services; and costs and expenses, including attorneys' fees. On October 30, 1992, Dakota invoiced TGPL $70.5 million for "all synthetic gas costs" Dakota claims are due from TGPL. Because the proper gas price under TGPL's gas purchase contract with Dakota is derived from a formula involving the weighted average prices paid for certain natural gas purchased by TGPL, and is further the average of each of such prices calculated for each of the four pipeline purchasers, it is not feasible at this time for TGPL to determine if it, in fact, has underpaid for gas.

     On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that TGPL's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs TGPL will pay Dakota under the terms of the settlement. On June 23, 1994, TGPL filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to TGPL's customers. On October 18, 1994, the FERC issued an order consolidating TGPL's petition with the petitions filed by the other three pipeline companies and setting the matter for hearing before an ALJ. The hearing will be limited to the issues of (i) whether the revised agreements are prudent, and (ii) the level of Dakota costs to be recovered in the proceeding. The FERC directed the ALJ to issue an initial decision by December 31, 1995 in order that final FERC approval may take place by December 31, 1996. On November 7, 1994, the ALJ convened a prehearing conference and adopted a procedural schedule to govern the hearing. Under that procedural schedule, the hearing is scheduled to commence on June 20, 1995. In the event that the necessary regulatory approvals are not obtained, TGPL, Transco and Transco Coal Gas Company intend to vigorously defend the suit.

     Although no assurances can be given, TGPL and Transco believe that TGPL has substantially complied with its obligation under the contracts with Dakota and that Transco and Transco Coal Gas Company have not breached representations, warranties or implied covenants and have not intentionally interfered with the parties' contractual relations. Although no assurances can be given, Transco does not believe that the ultimate resolution of this litigation, whether settled or not, will have a material adverse effect on its financial position, results of operations or net cash flows.

     Royalty claims. In connection with TGPL and Texas Gas' renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL and Texas Gas have each entered into certain settlements which may require the indemnification by TGPL or Texas Gas of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the Fifth Circuit and the Louisiana Supreme Court, with respect to the same litigation in applying Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. Thereafter, the State Mineral Board of Louisiana passed a resolution directing the state's lessees to pay to the state royalties on gas contract settlement payments. As a result of these and related developments, TGPL and Texas Gas have been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against TGPL and Texas Gas pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either TGPL or Texas Gas. Texas Gas may file to recover 75% of any such amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

                             TRANSCO ENERGY COMPANY

     TGPL

     In October 1991, a lawsuit was filed in the 32nd Judicial District Court for the Parish of Terrebonne, State of Louisiana (Betty Duplantis Brown, et al vs. Mobil Oil Exploration and Producing U.S. Inc., et al (Duplantis)), in which royalty owners alleged that they were third party beneficiaries of the original gas purchase contract between TGPL and the producers and that the settlement agreement entered into between TGPL and such producers is not valid without the royalty owners' consent. Additionally, in a separate lawsuit consolidated with the Duplantis lawsuit, allegations were made that Transco Exploration Company
(TXC) and TXP Operating Company (TXPO) and other defendant-producers were entitled to make claims for breach of gas purchase contracts but failed to either make claims or receive compensation for such breaches. On October 6, 1994, all parties in the Duplantis lawsuit, including TXC and TXPO, reached a settlement in principle, which closed on January 20, 1995. TXC and TXPO paid, in total, approximately $2.5 million, which represents TXC and TXPO's portion of an $8.4 million settlement to be paid by all of the defendant-producers. The settlement also released TGPL from any liability to the plaintiffs and the defendant-producers.

     In December 1992, a lawsuit was filed in the United States District Court for the Southern District of Texas (Vaquillas Ranch Company, Ltd., et al vs. Texaco Exploration and Production, Inc. (Vaquillas Ranch)) in which royalty owners have made allegations against the producer for breach of express obligations under the leases; breach of the covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In August 1993, a lawsuit was filed in the United States District Court for the Southern District of Texas (Floyd C. Billings, et al vs. Texaco Exploration and Production Inc., et al (Billings)), in which the royalty owners' claims are virtually identical to the ones made in the Vaquillas Ranch lawsuit. However, the royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. In addition, in the Billings lawsuit the royalty owners have sued the parent and an affiliate of the producer and TGPL for allegedly conspiring to tortiously interfere with their lease. The producer defendants in each of the Billings and Vaquillas Ranch lawsuits have cross-claimed against TGPL. While the two complaints do not specify monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million. Both of the Vaquillas Ranch and the Billings lawsuits have been remanded to state court. No trial dates have been set.

     On July 5, 1994, the plaintiffs in the Vaquillas Ranch lawsuit filed a separate lawsuit in the 111th Judicial District Court of Webb County, Texas (Vaquillas Ranch Company, Ltd., et al vs. Transcontinental Gas Pipe Line Corporation and Transco Gas Supply Company) in which the plaintiffs contend that TGPL tortiously interfered with the plaintiffs' lease by inducing the producer to enter into certain agreements that reduced TGPL's take-or-pay obligations and the price TGPL was obligated to pay for the gas it purchased. The plaintiffs are requesting an unspecified amount of actual and punitive damages for the alleged tortious interference. It is likely that this lawsuit will be consolidated with the Vaquillas Ranch lawsuit that has been remanded to state court.

     On January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon)) and, on March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the respective plaintiffs each have made claims against TGPL for reimbursements of settlement amounts paid to royalty owners. In the Marathon and Texaco lawsuits, the respective plaintiffs seek to recover approximately $3.6 million and approximately $14.7 million, respectively. In the Marathon lawsuit, trial has been set for July 31, 1995.

     Each of these lawsuits is in the discovery process. TGPL has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously. TGPL believes at this time

                             TRANSCO ENERGY COMPANY
that its exposure, if any, under the provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners. TGPL has not provided a reserve for these lawsuits.

     In addition, TGPL has been advised by Freeport-McMoRan, Inc. (FMP) that the Minerals Management Service (MMS) has made claims for royalties due under certain gas contracts. FMP has asserted that TGPL's royalty reimbursement obligation to FMP is approximately $5.7 million, including interest. TGPL has denied any liability to FMP, however, the parties are continuing to discuss this matter.

     Texas Gas

     Two lawsuits have been filed against Texas Gas in Louisiana, seeking reimbursement for royalties allegedly incurred by the producers on amounts previously paid to the producers by Texas Gas to settle past take-or-pay disputes and to reform the gas purchase contracts, pursuant to "excess royalty" clauses in the gas purchase contracts. The amount in dispute is estimated to be less than $10 million. Texas Gas disputes the application of the "excess royalty" clause to the particular royalties in question; however, to the extent any obligation to reimburse the producers exists, it is subject to Texas Gas' ability to include such payments in its rates or cost of service. (See Note B. Regulatory Matters -- Order 500 and Order 528). Texas Gas has provided a reserve which it believes is adequate to provide for the ultimate resolution of Texas Gas' royalty claims and litigation.

     Consolidated

     Although no assurances can be given, Transco believes that the ultimate resolution of TGPL and Texas Gas' royalty claims and litigation will not have a material adverse effect on Transco's financial position, results of operation or net cash flows.

     Coal Litigation. In April 1985, a lawsuit was filed in the Clay Circuit Court of the 41st Judicial Circuit of the Commonwealth of Kentucky (Spurlock, Stewart, Allen, et. al. vs. Leeco, Inc.) in which the plaintiffs alleged intentional trespass and the wrongful taking of coal from their property by Leeco, Inc., a subsidiary of Transco Coal Company (TCC). In July 1992, the Special Judge of the Clay Circuit Court awarded the plaintiffs approximately $3.5 million in damages, with interest accruing post-judgment. Leeco appealed the judgment, based on advice of counsel that the lower court had committed reversible error. In September 1994, the Kentucky Court of Appeals affirmed the earlier judgment for the plaintiffs, although the court remanded an award of attorneys' fees for reconsideration by the trial court. In December 1994, the parties entered into a settlement that resulted in Leeco recording a charge of $4.0 million pretax, $2.6 million after-tax.

     Continental Energy Associates. On November 14, 1994, Continental Energy Associates Limited Partnership, a Massachusetts limited partnership (the Partnership), filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, Middle District of Pennsylvania (the Bankruptcy Court). The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility).

     Hazleton Fuel Management Company (HFMC), a subsidiary of Transco, supplies natural gas and fuel oil to the Facility. As of December 31, 1994, it had current outstanding receivables from the Partnership of approximately $17.2 million, for which Transco has established a reserve in the same amount.

     The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables are superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. The Bankruptcy Court has authorized the prepayment to HFMC of all future gas deliveries to the Facility subject to the Bankruptcy Court's review of the prices of such gas deliveries. In February 1995, the Partnership filed a motion requesting the Bankruptcy Court to reject the gas supply contract with HFMC. In addition, in

                             TRANSCO ENERGY COMPANY

February 1995, the Bankruptcy Court appointed a "responsible officer" to assume control of the Facility in place of the debtor.

     Although no assurances can be given, Transco believes that the ultimate resolution of the Partnership's reorganization proceeding will not have a material adverse effect on its financial position, results of operations or net cash flows.

     Corpus Christi Litigation. In April 1992, Corpus Christi Gas Gathering, Inc. and certain affiliates (Corpus Christi) filed suit in the 117th District Court in Nueces County, Texas against Transco and certain of its gas gathering subsidiaries claiming breach of fiduciary duty. The original complaint did not specify monetary damages. The case involved certain partnerships between Transco subsidiaries and Corpus Christi entities that jointly owned certain gas gathering lines and intrastate pipeline assets. In December 1992, Corpus Christi amended its petition to add allegations of failure to share business opportunities, fraud and a claim of usury associated with certain loans made by Transco subsidiaries to Corpus Christi. In its amended petition, Corpus Christi alleged damages of $890 million in usury claims, unspecified actual and punitive damages for certain other claims and attorneys' fees. In January 1993, Transco filed an answer denying the claims made by Corpus Christi in the amended petition and filed a counterclaim against Corpus Christi and certain related individuals alleging actual and punitive damages in excess of $250 million.

     In October 1993, the parties settled the litigation on terms whereby Transco acquired Corpus Christi's interest in the jointly-owned gas gathering and intrastate pipeline assets, terminated the existing business relationships with Corpus Christi, and then leased certain of the assets to Corpus Christi. The Company paid Corpus Christi $5.5 million, plus accrued interest, in cash and executed a non-interest bearing note for $4 million due April 1, 1994. In addition, the acquisition of Corpus Christi's interest in the assets was accomplished by exchanging stock in certain of their companies for one million shares of Transco common stock valued at $17 7/8 per share (the closing price of the stock on October 18, 1993). The litigation was dismissed with prejudice. The payments and non-cash charges related to the settlement of the litigation and restructuring of these business relationships totaled $50.3 million pretax, $32.7 million after-tax and was recorded in the third quarter of 1993.

D. ENVIRONMENTAL MATTERS

     Transco and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of pipeline facilities and coal mining. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's and certain of its subsidiaries' use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to the fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, TGPL and Texas Gas have had studies underway to test their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, TGPL and Texas Gas estimate that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $56 million to $68 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. TGPL and Texas Gas are continuing to

                             TRANSCO ENERGY COMPANY
conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1994, Transco had a reserve of approximately $57 million for these estimated costs.

     TGPL and Texas Gas consider environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, TGPL and Texas Gas have been permitted recovery of environmental costs incurred, and it is their intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in the accompanying Consolidated Balance Sheet.

     TGPL and Texas Gas have both used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, have discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. TGPL and Texas Gas have worked closely with the Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and both have programs to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $56 million to $68 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. TGPL recently has received an information request from the EPA. Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

     TGPL has been named as a potentially responsible party (PRP) in two Superfund waste disposal sites. TGPL has also been named as a PRP in two Louisiana state sites. Texas Gas has either been named as a PRP or received an information request regarding its potential involvement in four Superfund waste disposal sites and one state waste disposal site; while TXC, for itself and as managing general partner of TXP, has been named as PRP in three Superfund sites and in two Louisiana state sites. Based on present volumetric estimates, TGPL's estimated aggregate exposure for remediation of the two Superfund sites is approximately $600,000; Texas Gas' estimated aggregate exposure is approximately $500,000; and TXC's estimated exposure at three of the Superfund sites where it has been named as a PRP is less than $400,000. TXC and TGPL's estimated individual exposure at each of the two Louisiana state sites where they have been named as PRPs is less than $100,000 per site. The estimated remediation costs for all such sites have been included in Transco's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above. Although no assurances can be given, Transco does not believe that the PRP status of TGPL, Texas Gas nor TXC will have a material adverse effect on its financial position, results of operations or net cash flows.

     Magnolia Methane Corp. has been named as a PRP in one Superfund waste disposal site and has negotiated a de minimis buyout for $11,000. Magnolia Methane Corp. does not anticipate future exposure at this site to exceed $100,000.

     Transco and certain of its subsidiaries are also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. Transco is installing new emission control devices where required and conducting certain emission testing programs to comply with the federal Clean Air Act standards and the 1990 Amendments. In addition, pursuant to the 1990 Amendments, the EPA has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved. Both TGPL and Texas Gas have compressor stations in ozone non-attainment areas that could require substantial additional air pollution reduction expenditures, depending on the requirements imposed. While it will not be possible to estimate the ultimate costs of compliance with these new

                             TRANSCO ENERGY COMPANY
requirements until states approve TGPL's proposed plans for modifications, Transco expects that significant capital spending will be required to modify Transco's facilities, particularly the compressor engines along TGPL's pipeline system. Additions to facilities for compliance with currently known federal Clean Air Act standards and the 1990 Amendments are expected to cost in the range of $51 million to $62 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Such costs, however, may increase depending on the requirements imposed. TGPL and Texas Gas consider costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through their rates.

     In November 1994, TGPL received notice pursuant to section 304 of the federal Clean Air Act of the intent of three Virginia citizens to file suit against it for alleged violations of several provisions of both federal and state air regulations. Since 1991, TGPL has worked with the appropriate Virginia agencies pursuant to an agreement to resolve the emissions issues raised by the citizens. TGPL believes the state agencies are in agreement with the actions proposed by TGPL which will resolve emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend any suit brought by the citizens. Although no assurances can be given, Transco does not believe that this issue will have a material adverse effect on its financial condition, results of operations or net cash flows.

                             TRANSCO ENERGY COMPANY

E. FINANCING

     Long-term debt. At December 31, 1994 and 1993, long-term debt issues were outstanding as follows (in thousands):

                                                                     1994           1993
                                                                  ----------     ----------
    Transco Energy Company:
      Credit Agreement variable rate due 1994...................  $       --     $    9,383
                                                                  ----------     ----------
      Debentures:
         9 7/8% due 2020........................................     125,000        125,000
                                                                  ----------     ----------
      Notes:
         9 1/2% due 1995........................................     150,000        150,000
         9 1/8% due 1998........................................     200,000        200,000
         11 1/4% due 1999.......................................     300,000        300,000
         9 5/8% due 2000........................................     125,000        125,000
         9 3/8% due 2001........................................     150,000        150,000
                                                                  ----------     ----------
              Total notes.......................................     925,000        925,000
                                                                  ----------     ----------
              Total.............................................   1,050,000      1,059,383
                                                                  ----------     ----------
    Transcontinental Gas Pipe Line Corporation:
      Debentures:
         9 1/8% due 2017........................................     150,000        150,000
                                                                  ----------     ----------
      Notes:
         9% due 1996............................................     150,000        150,000
         8 1/8% due 1997........................................      99,000         99,000
         6.21% due 2000 (subject to remarketing in 1996)........     125,000        125,000
         8 7/8% due 2002........................................     125,000        125,000
                                                                  ----------     ----------
              Total notes.......................................     499,000        499,000
                                                                  ----------     ----------
              Total.............................................     649,000        649,000
                                                                  ----------     ----------
    Texas Gas Transmission Corporation:
      Debentures:
         10% due 1994...........................................          --        150,000
      Notes:
         9 5/8% due 1997........................................     100,000        100,000
         8 5/8% due 2004........................................     150,000             --
                                                                  ----------     ----------
              Total.............................................     250,000        250,000
                                                                  ----------     ----------
    Transco Coal Company:
      Other due 1995-2000.......................................         251            347
                                                                  ----------     ----------
              Total.............................................         251            347
                                                                  ----------     ----------
    Total long-term debt issues.................................   1,949,251      1,958,730
      Less: Unamortized debt premium and discount...............      13,574         12,680
           Current maturities...................................     150,102        159,479
                                                                  ----------     ----------
    Total long-term debt, less current maturities...............  $1,785,575     $1,786,571
                                                                   =========      =========

                             TRANSCO ENERGY COMPANY

     Sinking fund or prepayment requirements applicable to long-term debt outstanding at December 31, 1994, are as follows (in thousands):

                                                                                 REQUIRED
                           COMPANY                          DEBT ISSUE            AMOUNT
                           -------                         -----------           --------
    1995
      Transco Energy Company..............................  9 1/2% Notes         $150,000
      Transco Coal Company................................  Other                     102
                                                                                 --------
                                                            Total                $150,102
                                                                                 ========
    1996
      Transcontinental Gas Pipe Line Corporation..........  9% Notes             $150,000
      Transcontinental Gas Pipe Line Corporation..........  6.21% Notes           125,000
      Transco Coal Company................................  Other                     109
                                                                                 --------
                                                            Total                $275,109
                                                                                 ========
    1997
      Transcontinental Gas Pipe Line Corporation..........  8 1/8% Notes         $ 99,000
      Texas Gas Transmission Corporation..................  9 5/8% Notes          100,000
      Transco Coal Company................................  Other                      10
                                                                                 --------
                                                            Total                $199,010
                                                                                 ========
    1998
      Transco Energy Company..............................  9 1/8% Notes         $200,000
      Transco Coal Company................................  Other                      10
                                                                                 --------
                                                            Total                $200,010
                                                                                 ========
    1999
      Transco Energy Company..............................  11 1/4% Notes        $300,000
      Transco Coal Company................................  Other                      10
                                                                                 --------
                                                            Total                $300,010
                                                                                 ========

     No property is pledged as collateral under any of the long-term debt issues.

     Short-term debt. As of December 31, 1994, $27 million of short-term debt was outstanding under Transco's Amended Bank Credit Facility. As of December 31, 1993, no short-term debt was outstanding. The weighted average interest rate on short-term debt during 1994 and 1993 was 8.9% and 5.9%, respectively.

     Recapitalization. In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a proposed recapitalization plan for Transco under which Williams will advance or contribute to Transco up to an estimated $950 million to execute the proposed plan. The following actions were completed in January and February 1995 in connection with the recapitalization plan:

          - Termination of Transco's Amended Bank Credit Facility dated December 31, 1993, and the repayment of the outstanding balance of $36 million, replacing it with new credit agreements described below;

          - Termination of the program to sell monthly trade receivables of TGPL and Texas Gas, replacing it with the new credit agreements with the expectation that at some future time Williams will enter into a new receivables program;

          - Termination of Transco's interest rate swaps that had effectively converted $450 million of fixed-rate debt into floating-rate debt; and

                             TRANSCO ENERGY COMPANY

          - Termination of Transco's Reimbursement Facility dated December 31, 1993, replacing it with letters of credit obtained pursuant to a Standby Letter of Credit Facility between First Interstate Bank of California and Williams.

     Transco's Amended Bank Credit Facility was replaced with a Credit Agreement among Williams, Transco, and TCC (Credit Agreement) and a Credit Agreement among Williams and certain of its subsidiaries, TGPL and Texas Gas (Williams Credit Agreement).

     Under the Credit Agreement, Williams may advance to Transco and TCC up to an aggregate of $950 million, not exceeding $50 million to TCC. Interest on advances under the Credit Agreement is paid at the London Interbank Offer Rate (LIBOR), which at December 31, 1994 was 5.94%, plus an applicable margin, which at December 31, 1994 was 0.625%.

     The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million and Texas Gas can borrow up to $200 million. Interest on advances is paid at a rate based on the base rate of Citibank N.A., which at December 31, 1994 was 8.5%; the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, which at December 31, 1994 was 6.31%, plus 1/2%; or the Federal Funds Rate in effect, which at December 31, 1994 was 5.45%, plus 1/2%.

     In addition, the recapitalization plan includes a tender offer initiated by Transco on February 10, 1995, to acquire any and all of its outstanding 11 1/4% Notes due July 1, 1999. The offer expired on February 17, 1995. In February 1995, Transco acquired approximately $284 million, or 94%, of the 11 1/4% Notes. The price paid for the 11 1/4% Notes tendered was computed using a yield to call equal to a fixed spread of 30 basis points over the yield to maturity of the U.S. Treasury Note due August 15, 1997, at the time the 11 1/4% Notes were tendered. The remaining outstanding 11 1/4% Notes are first callable on July 1, 1997, at a price of 101.875%.

     Refinancing. On April 11, 1994, Texas Gas issued $150 million of 8 5/8% Notes due April 1, 2004. The 8 5/8% Notes are not redeemable prior to maturity and are general unsecured obligations of Texas Gas. Proceeds from the issuance were used to redeem Texas Gas' outstanding 10% Debentures on April 29, 1994.

     In May 1993, TGPL repriced the interest rate on its Extendible Notes due May 15, 2000. The interest rate for the interest period beginning May 15, 1993 and ending May 14, 1996 is 6.21%. The Extendible Notes are equal in rank with all existing indebtedness of TGPL and senior in right of payment to any future subordinated indebtedness. The Extendible Notes are redeemable at the option of TGPL, in whole or in part, at their principal amount plus accrued interest thereon on May 15, 1996. This was a refinancing and TGPL did not receive any proceeds from the resale of the Extendible Notes.

     Restrictive covenants. As a result of the termination of the Amended Bank Credit Facility and the Reimbursement Facility, as discussed above, the restrictive covenants contained in those agreements were terminated. Prior to the initiation of the tender offer for the 11 1/4% Notes discussed above, holders of a majority in principal amount of the 11 1/4% Notes agreed to waive certain provisions of the Indenture dated as of July 1, 1992 (Indenture), under which the 11 1/4% Notes were issued, that restricted the disposition of certain Transco assets. The holders of the majority in principal amount of the 11 1/4% Notes also agreed to certain amendments to the Indenture that eliminated certain restrictive covenants in the Indenture. The amendments eliminated the restrictive covenants which limit, among other things, the incurrence of new debt by the Company or its material subsidiaries (as defined) and the Company's ability to make restricted payments, including dividends.

     Sale of receivables. Transco has sold trade and producer settlement receivables of TGPL and Texas Gas. The sale of trade receivables was made without recourse. At December 31, 1994 and 1993, approximately

                             TRANSCO ENERGY COMPANY

$112 million and $134 million, respectively, of trade receivables were held by an investor. As discussed above, the sale of receivables program was terminated in January 1995.

F. PREFERRED STOCK

CONVERTIBLE PREFERRED STOCK OF TRANSCO

     Transco has authorized 15,000,000 shares of cumulative first preferred stock and 2,000,000 shares of cumulative second preferred stock, both without par value. There are two issues of cumulative first preferred stock outstanding at December 31, 1994, the $3.50 Series and the $4.75 Series. None of the second preferred had been issued at December 31, 1994.

     $4.75 Series. At December 31, 1994 and 1993, 2,979,900 shares of Transco's $4.75 Series Cumulative Convertible Preferred Stock were issued and outstanding. The $4.75 Series provides for no sinking fund or mandatory redemption and the stated value is $50 per share. The $4.75 Series is convertible into common stock of the Company, at the option of the holder at any time, at the conversion rate of 0.894 share of common stock for each share of preferred stock.

     Transco has given notice to holders that the Company plans to redeem all of the outstanding shares of the $4.75 Series. The redemption is to be effective March 20, 1995, at a redemption price of $50.475 per share plus accrued dividends.

     $3.50 Series. In November 1993, Transco issued 2,500,000 shares of $3.50 Series Cumulative Convertible Preferred Stock, all of which were outstanding at December 31, 1994. The net proceeds from the sale were approximately $121.3 million. The $3.50 Series provides for no sinking fund or mandatory redemption and the stated value is $50 per share. The $3.50 Series is convertible into common stock of the Company, at the option of the holder at any time, at the conversion rate of 2.5 shares of common stock for each share of preferred stock.

     Effective with the date of the Merger, each issued and outstanding share of Transco's $3.50 Series will be converted into the right to receive one share of preferred stock of Williams' which will be designated the Williams' $3.50 Series Cumulative Convertible Preferred Stock. Each share of Williams' $3.50 Series will be initially convertible into 1.5625 shares of Williams' common stock and will have the designation, preferences and rights set forth in the Merger Agreement. The conversion ratio of Williams' $3.50 Series into Williams' common shares represents the conversion ratio of Transco $3.50 Series into Transco common shares multiplied by 0.625, the conversion ratio of Transco common shares into Williams' common shares.

     In the event of a change in control of the Company (as defined in the Certificate of Designation, Preferences and Rights), each holder of the stock has the right, at the holder's option, to require the Company to redeem all or any part of the holder's shares out of funds lawfully available unless such change in control is approved by the Company's continuing directors. Holders do not have such redemption rights in connection with the tender offer or the Merger which was approved by the Company's Board of Directors.

     9.25% Series. In November 1993, Transco redeemed all the outstanding shares of 9.25% Series Cumulative Convertible Preferred Stock for an aggregate purchase price of approximately $133.2 million.

                             TRANSCO ENERGY COMPANY

PREFERRED STOCK OF SUBSIDIARY

     TGPL has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which 497,444 shares and 757,427 shares were outstanding at December 31, 1994 and 1993, respectively. TGPL has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred had been issued at December 31, 1994. The first preferred stock issued and outstanding at December 31, 1994 and 1993, included the following series:

                                                            SHARES                  AMOUNT
                                     STATED VALUE     -------------------     -------------------
                                      PER SHARE        1994        1993        1994        1993
                                     ------------     -------     -------     -------     -------
                                                                                (IN THOUSANDS)
    $5.00 Series...................      $100              --      12,500     $    --     $ 1,250
     4.80 Series...................       100          10,000      20,000       1,000       2,000
     6.65 Series...................       100          37,444      49,927       3,744       4,993
     8.75 Series...................       100         450,000     675,000      45,000      67,500
                                                      -------     -------     -------     -------
           Total TGPL preferred
              stock outstanding....                   497,444     757,427     $49,744     $75,743
                                                      =======     =======     =======     =======

     TGPL gave notice to the holders of each series of outstanding preferred stock that TGPL will redeem all outstanding preferred stock effective March 23, 1995 at a redemption price for each series of $100.00 per share plus accrued dividends.

     The changes in the total TGPL preferred stock in each of the years 1994, 1993 and 1992 are (in thousands):

                                           1994                  1993                  1992
                                     -----------------    ------------------    ------------------
                                     SHARES    AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                     ------    -------    ------    --------    ------    --------
    Balance at beginning of year...     757    $75,743    1,017     $101,741    1,061     $106,059
      Retirements..................     260     25,999      260       25,998       44        4,318
                                     ------    -------    ------    --------    ------    --------
    Balance at end of year.........     497    $49,744      757     $ 75,743    1,017     $101,741
                                     ======    =======    =====     ========    =====     ========

G. COMMON STOCK

     Merger Agreement. As discussed in Note A, Williams commenced a tender offer which began on December 16, 1994 and expired on January 17, 1995. Approximately
35.2 million shares, or approximately 86.7%, of the outstanding shares of Transco's common stock were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares, or approximately 60%, of Transco's common stock for $17.50 per share and common stock purchase right as the first step in acquiring the entire equity interest of Transco. The remainder of the outstanding shares of Transco's common stock will be converted into the right to receive 0.625 of a share of Williams' common stock and 0.3125 attached Williams' preferred stock purchase rights for each share of Transco's common stock. The conversion will occur at the effective date of the Merger, which is expected to be in April 1995.

     Reserved shares. At December 31, 1994, there were 75,524,740 shares of common stock of Transco reserved for issuance under various employee incentive and benefit plans, for conversion of Transco's convertible securities and for issuance in the event common stock purchase rights are exercised.

     Challenger litigation settlement. As discussed in Note C, in May 1992, TGPL and Challenger Minerals Inc. entered into a Settlement Agreement to settle all matters in Challenger's lawsuit. Part of the settlement included issuing Transco common stock with a market value of $15 million to Challenger in 1994. TGPL had

                             TRANSCO ENERGY COMPANY
placed 1,500,000 shares of Transco common stock in escrow. In February 1994, 1,017,771 shares of Transco common stock were released to Challenger from escrow, which was determined by dividing $15 million by Transco's average stock price during January 1994. The remainder of the shares were returned to Transco and recorded as treasury shares.

     Corpus Christi Litigation. As discussed in Note C, in October 1993, Transco and Corpus Christi entered into an agreement to settle all matters in litigation. Part of the settlement included issuing one million shares of Transco common stock.

     Purchase rights. In January 1986, the Company declared a dividend distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right entitles its holder to buy one share of the Company's common stock at a price of $150 per share. The rights become exercisable 10 days after a person or group acquires 20% or more of the Company's voting stock or makes an offer, the consummation of which would result in such person or group owning 30% or more of the Company's common stock. On January 17, 1995, prior to Williams' acceptance for payment of 24.6 million shares, or 60%, of the Company's common stock pursuant to its tender offer, Transco redeemed all of the outstanding common stock purchase rights for $0.05 per right. Pursuant to the terms of the Merger Agreement and the tender offer, all rights to the proceeds of such redemption with respect to the Company's common stock and associated common stock purchase rights accepted for payment pursuant to the tender offer were assigned to Williams.

     Incentive plans. A total of 3,250,000 shares of common stock has been authorized for grants of stock options, awards of restricted stock and awards of other stock compensation. Shares available for future grants at December 31, 1994, 1993 and 1992 were 1,487,567; 135,776 and 323,332, respectively.

     Stock options. Stock options under Transco's stock option plans entitle employees to purchase shares of common stock directly from the Company at the market price of Transco's common stock on the date of grant. Each option becomes exercisable in such amounts and at such intervals as the Compensation Committee of the Board of Directors may determine in granting such option, but cannot be exercisable until at least six months after the date of grant. The expiration date of an option is determined by the Compensation Committee at the time of grant, but cannot be later than 10 years from the date of grant. The following table summarizes the activity that occurred in the plans during 1994, 1993 and 1992 (in thousands, except per share amounts):

                                               1994                        1993                        1992
                                     -------------------------   -------------------------   -------------------------
                                                     NUMBER OF                   NUMBER OF                   NUMBER OF
                                      OPTION PRICE    SHARES      OPTION PRICE    SHARES      OPTION PRICE    SHARES
                                       PER SHARE       UNDER       PER SHARE       UNDER       PER SHARE       UNDER
                                         RANGE        OPTION         RANGE        OPTION         RANGE        OPTION
                                     --------------  ---------   --------------  ---------   --------------  ---------
    Balance at beginning of year...  $13.125-56.375    2,454     $13.125-56.375    2,425     $18.375-56.375    2,020
      Granted......................   14.375-15.875    1,006      13.625-17.375      300      13.125-18.750      587
      Exercised....................   13.125-14.625      (15)     13.125-14.000      (40)                         --
      Cancelled....................   13.125-53.000     (453)     13.125-52.000     (231)     13.125-52.000     (182)
                                                     ---------                   ---------                   ---------
    Balance at end of year.........   13.125-56.375    2,992      13.125-56.375    2,454      13.125-56.375    2,425
                                                     ========                    ========                    ========
        Total shares exercisable at
          year-end.................                    1,511                       1,642                       1,498
                                                     ========                    ========                    ========

     As a result of the tender offer by Williams, certain unvested stock options vested upon the completion of the tender offer. The remaining unvested options will vest at the effective time of the Merger. If the stock options are not exercised prior to or at the effective time, the options will be cancelled and holders of the options will have the choice to receive an amount in cash to the extent the option price is below $17.50, or to receive replacement options from Williams.

                             TRANSCO ENERGY COMPANY

     Restricted stock. Awards of restricted shares of common stock to certain employees are based on terms and conditions established by the Compensation Committee of the Board of Directors, but cannot be exercisable until at least six months after the date of grant. The restricted stock may not be sold, exchanged, transferred or assigned or otherwise encumbered by the recipient until the satisfaction of all of such terms and conditions set by the Compensation Committee.

     The following table summarizes the activity in restricted stock shares during 1994, 1993 and 1992 (in thousands):

                                                           1994          1993          1992
                                                           ---           ---           ---
    Balance at beginning of year.........................  168           171           136
      Awarded............................................   73            82            87
      Earned.............................................  (12)          (49)          (11)
      Forfeited..........................................  (42)          (36)          (41)
                                                           ---           ---           ---
    Balance at end of year...............................  187           168           171
                                                           ===           ===           ===

     Of the 187,287 shares outstanding at December 31, 1994, 85,575 shares and 87,125 shares are applicable to performance measurement and vesting periods ending during the years 1995 and 1996, respectively. In January 1995, 14,587 shares were earned that were applicable to the performance measurement period ending December 31, 1994. Differences between the restricted stock share balances above and the balances included in Common Stockholders' Equity in the accompanying Consolidated Balance Sheet reflect the proportional number of restricted shares for which compensation expense has been recognized.

     In conjunction with certain of the restricted stock shares described above, restricted stock units were issued to holders of restricted stock. A restricted stock unit represents one share of common stock to be issued in the future upon the determination by the Compensation Committee that the Company had achieved specified performance goals in excess of the goals set for a corresponding grant of restricted stock. At December 31, 1994 and 1993, 72,025 and 67,614 restricted stock units were outstanding.

     As a result of the tender offer by Williams, the performance measurement periods scheduled to end December 31, 1995 and 1996 ended one day prior to the expiration of the tender offer. The number of shares of common stock earned and issuable to employees for these performance measurement periods in exchange for restricted stock and restricted stock units totaled 192,565 shares and were paid in cash at a price of $17.50 per share during the first quarter of 1995. Under the Merger Agreement, 18,650 shares of non-performance-based restricted stock will become vested at the consummation of the Merger and will be converted into the right to receive unrestricted shares of Williams' common stock based upon the exchange rate in the Merger.

H. EMPLOYEE BENEFIT PLANS

     Retirement plans. Substantially all of Transco's employees are covered under a retirement plan offered by either Transco (Transco Retirement Plan), Transco Coal Company (TCC Retirement Plan) or Texas Gas (Texas Gas Retirement
Plan).

     The benefits under the Transco Retirement Plan are determined by a formula based on the employee's highest 36 consecutive months of earnings out of the last 60 months of service prior to actual retirement date and years of participation in the plan. The TCC Retirement Plan benefit formula considers the employee's earnings for the last 60 months of service. The benefits under the Texas Gas Retirement Plan are determined by a formula based upon years of service and the employee's highest average base compensation during any five consecutive years within the last ten years of employment. All three plans provide for the vesting of employees after five years of credited service. Transco's funding policy is to contribute an amount at least equal to the minimum funding requirements actuarially determined by an independent actuary in accordance

                             TRANSCO ENERGY COMPANY
with the Employee Retirement Income Security Act of 1974. The plans' assets, which are managed by external investment organizations, include cash and cash equivalents, corporate and government debt instruments, preferred and common stocks, commingled funds, international equity funds and venture capital limited partnership interests.

     The following table sets forth the funded status of the plans at October 1, 1994 and 1993, and the amount of prepaid (accrued) pension costs as of December 31, 1994 and 1993 (in thousands):

                                                          1994                   1993
                                                  --------------------   --------------------
                                                   TRANSCO     TEXAS      TRANSCO     TEXAS
                                                   AND TCC      GAS       AND TCC      GAS
                                                    PLANS       PLAN       PLANS       PLAN
                                                  ---------   --------   ---------   --------
    Actuarial present value of accumulated
      benefit obligation, including vested
      benefits of $113,398 for the Transco and
      TCC Retirement Plans and $50,214 for the
      Texas Gas Retirement Plan at October 1,
      1994 and $115,134 for the Transco and TCC
      Retirement Plans and $46,750 for the Texas
      Gas Retirement Plan at October 1, 1993....  $(130,482)  $(52,381)  $(125,715)  $(47,542)
                                                  =========   ========   =========   ========
    Actuarial present value of projected benefit
      obligation................................  $(173,341)  $(88,641)  $(168,252)  $(83,557)
    Plan assets at fair value...................    135,711    102,992     123,109    101,089
                                                  ---------   --------   ---------   --------
    Projected benefit obligation less than (in
      excess of) plan assets....................    (37,630)    14,351     (45,143)    17,532
    Unrecognized net loss.......................     14,057     17,655       9,425     15,254
    Unrecognized net asset:
      Transco Retirement Plan at October 1, 1984
         being recognized over 15 years.........     (5,249)        --      (6,299)        --
      Texas Gas Retirement Plan at January 1,
         1986 being recognized over 19 years....         --    (11,583)         --    (12,733)
    Unrecognized prior service cost.............     (2,498)     4,447      (1,813)     4,369
    Activity subsequent to measurement date.....      2,504         --         161         --
                                                  ---------   --------   ---------   --------
    Prepaid (accrued) pension cost..............  $ (28,816)  $ 24,870   $ (43,669)  $ 24,422
                                                  =========   ========   =========   ========

     Of the $28.8 million accrued pension cost related to the Transco and TCC Retirement Plans at December 31, 1994, $11.9 million has been classified as a non-current liability and $16.9 million, representing the plans' remaining 1994 plan year contributions and a portion of the plans' 1995 plan year contributions, has been classified as a current liability in the accompanying Consolidated Balance Sheet. The $24.9 million of prepaid pension cost related to the Texas Gas Retirement Plan has been classified as an Other Asset in the accompanying Consolidated Balance Sheet.

     The following table sets forth the components of pension cost for all plans, which is included in the accompanying consolidated financial statements, for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                                           1994         1993         1992
                                                         --------     --------     --------
    Service cost -- benefits earned during the
      period...........................................  $ 12,484     $ 11,461     $ 11,440
    Interest cost on projected benefit obligation......    17,822       15,366       16,452
    Actual return on plan assets.......................    (6,662)     (29,321)     (23,153)
    Net amortization and deferral......................   (17,343)       8,047         (766)
                                                         --------     --------     --------
    Pension cost.......................................  $  6,301     $  5,553     $  3,973
                                                         ========     ========     ========

                             TRANSCO ENERGY COMPANY

     The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the plans for the years 1994, 1993 and 1992(1):

                                                                  1994      1993      1992
                                                                  -----     -----     ----
    Discount rate...............................................   7.5%     7.25%     7.5%
    Rate of increase in future compensation levels..............   5.0%      5.0%     5.0%
    Expected long-term rate of return on assets.................    10%       10%      10%

---------------

(1) Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

     Tran$tock. In January 1987, the Board of Directors approved an employee stock ownership plan called Tran$tock, which subsequently purchased 3,966,942 shares of newly issued Transco common stock at $45 3/8 per share. Tran$tock was funded by a $180 million loan which was extinguished at year-end 1994. Tran$tock used $120 million of the funds received from the restructuring of Transco's retirement plan, tax-deductible dividends paid on the common stock held in the plan and contributions by Transco to service the loan. The final allocation of shares was made to eligible participants in January 1995.

     Compensation expense of $10.5 million, $10.7 million and $11.0 million related to Tran$tock has been recognized in 1994, 1993 and 1992, respectively. As a result of reductions in dividends on the Company's common stock in 1987 and 1991, the Company was required to make tax-deductible contributions to the plan to service interest and principal on the remaining loan balance. Included in compensation expense above is $7.5 million, $7.6 million and $7.7 million, respectively, related to these contributions and $0.2 million, $0.4 million and $0.6 million, respectively, in tax-deductible dividends on unallocated, unleveraged Tran$tock shares.

     Postretirement benefits other than pensions. Transco has three plans that provide certain health care and life insurance benefits for retired employees of Texas Gas (Texas Gas Plan), Transco Coal Company (TCC Plan) and Transco and all other subsidiaries (Transco Plan).

     The Transco Plan provides medical and life insurance benefits to Transco employees who retire under the Transco Retirement Plan with at least ten years of participation in Transco's group insurance plans and the retirement plan immediately preceding retirement. Effective January 1, 1994, the Transco Plan was amended to require monthly contributions by retirees and to increase annual deductibles, out-of-pocket limits and lifetime maximum benefits per individual.

     The Texas Gas Plan provides medical and life insurance benefits to Texas Gas employees who retire under the Texas Gas Retirement Plan with at least five years of service. The Texas Gas Plan is contributory for medical benefits and for life insurance benefits in excess of specified limits.

     The TCC Plan provides medical and dental benefits to TCC employees who retire under the TCC Retirement Plan with at least ten years of service and ceases such coverage when retirees attain age 70. Life insurance benefits are not provided to TCC retirees. The TCC Plan is contributory whereby TCC retirees pay premiums to TCC to continue their benefits. Effective July 1, 1993, TCC implemented annual deductibles and out-of-pocket limits for retirees which were further increased effective January 1, 1994.

     The medical benefits for all retired Transco employees are currently funded at a specified amount per month and for all retired Texas Gas employees at a specified amount per quarter through trusts established under the provisions of section 501(c)(9) of the Internal Revenue Code. The benefits for retired TCC employees are currently funded on a pay-as-you-go basis.

                             TRANSCO ENERGY COMPANY

     Prior to 1993, Transco accounted for postretirement benefits other than pensions (primarily health care) on a cash basis, which had been the accounting method followed by most employers. In the first quarter of 1993, Transco adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, which requires Transco to accrue, during the years that employees render the necessary service, the estimated cost of providing postretirement benefits other than pensions to those employees. At the January 1, 1993 date of adoption of SFAS No. 106, Transco's postretirement benefits obligation (transition obligation) was $193 million of which $173 million was related to jurisdictional pipeline operations and $20 million was related to non-jurisdictional operations. Effective January 1, 1994, the transition obligation was reduced by approximately $14 million by the Transco Plan and TCC Plan amendments discussed above. The transition obligation is being amortized over the remaining service life of active participants for the Texas Gas Plan and twenty years for the Transco and TCC Plans.

     In December 1992, the FERC issued a Statement of Policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. Transco believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs associated with its jurisdictional natural gas pipeline operations are recoverable in rates. The Company has recognized and expects to continue to recognize the additional jurisdictional costs concurrent with the receipt of revenues. Since most of Transco's existing employees are associated with its jurisdictional pipeline operations, the adoption of SFAS No. 106 in 1993 did not have a material effect on Transco's financial position, results of operations or net cash flows. In May 1993 and June 1994, TGPL and Texas Gas, respectively, filed settlement agreements with the FERC with regard to their respective general rate cases which provided for recovery through jurisdictional rates of all prudently incurred costs of postretirement benefits accrued under SFAS No. 106. These settlements were approved by the FERC in November 1993 for TGPL and in September 1994 for Texas Gas.

     The following table sets forth the three plans' combined funded status at December 31, 1994 and 1993 reconciled with the accrued postretirement benefits cost included in Transco's Consolidated Balance Sheet at December 31, 1994 and 1993 (in thousands):

                                                                   1994            1993
                                                                 ---------       ---------
    Accumulated postretirement benefit obligation:
      Retirees.................................................  $(114,885)      $(121,367)
      Fully eligible active plan participants..................    (45,072)        (43,650)
      Other active plan participants...........................    (46,801)        (47,802)
                                                                 ---------       ---------
                                                                  (206,758)       (212,819)
    Plans assets at fair value.................................     61,121          36,336
                                                                 ---------       ---------
    Accumulated postretirement benefit obligation in excess of
      plan assets..............................................   (145,637)       (176,483)
    Unrecognized net gain......................................    (20,079)         (2,776)
    Unrecognized transition obligation.........................    160,738         169,488
                                                                 ---------       ---------
    Accrued postretirement benefit cost........................  $  (4,978)      $  (9,771)
                                                                 =========       =========

                             TRANSCO ENERGY COMPANY

     The following table sets forth the components of the net periodic postretirement benefit cost, which is included in the accompanying consolidated financial statements for the year ended December 31, 1994 and 1993 (in thousands):

                                                                   1994            1993
                                                                 ---------       ---------
    Service cost -- benefits earned during the period..........  $   6,116       $   5,514
    Interest cost on accumulated postretirement benefit
      obligation...............................................     15,083          16,127
    Actual return on plan assets...............................     (1,477)         (2,976)
    Amortization of transition obligation......................      8,750           9,480
    Net amortization and deferral..............................     (1,926)          1,329
                                                                 ---------       ---------
    Net periodic postretirement benefit cost...................     26,546          29,474
    Less deferral of costs not included in jurisdictional
      rates....................................................        543           5,013
                                                                 ---------       ---------
    Net periodic postretirement benefit cost, net of deferred
      costs....................................................  $  26,003       $  24,461
                                                                 =========       =========

     The cost of providing these benefits for retirees and survivors during 1992 on a pay-as-you-go-basis was $10.1 million.

     The annual expense is subject to change in future periods as a result of, among other things, the passage of time, changes in participants, changes in plan benefits and changes in assumptions upon which the estimates are made.

     For measurement purposes as of December 31, 1994, the initial annual rate of increase in the per capita cost of covered health care benefits was assumed to be 11.4%. The rate was assumed to decrease gradually to 6% for the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation for health care benefits as of January 1, 1995 by 13% and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1995 by 17%.

     To determine the accumulated postretirement benefit obligation, all three plans used a discount rate of 7.75% and a salary growth assumption of 5.0% per annum. Plan assets are managed by external investment organizations and include cash and cash equivalents, commingled funds, preferred and common stocks, international equity funds and government and corporate debt instruments. The expected long-term rate of return on plan assets was 7% after taxes. Realized returns on plan assets are subject to federal income taxes at a sliding scale that reaches a 39.6% tax rate.

     In January and November 1993, TGPL and Texas Gas, respectively, began recovering in rates their postretirement benefits costs accrued under SFAS No.
106. For the period January 1993 through October 1993, Texas Gas established a regulatory asset for the difference between its postretirement benefits expense accrued under SFAS No. 106 and the amount it collected in rates. As of December 31, 1994, Texas Gas had recorded a regulatory asset of $5.5 million, which pursuant to its latest rate case filing, Texas Gas proposes to recover over eight and one-half years beginning April 1, 1995.

     Transco believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs associated with its jurisdictional natural gas pipeline operations will be recoverable in rates.

                             TRANSCO ENERGY COMPANY

I. INCOME TAXES

     Following is a summary of the provision for (benefit of) income taxes for 1994, 1993 and 1992 (in thousands):

                                                         1994          1993          1992
                                                       --------      --------      --------
    Federal:
      Current........................................  $ 19,651      $  6,808      $(20,983)
      Deferred.......................................   (29,421)      (37,349)      (18,526)
                                                       --------      --------      --------
                                                         (9,770)      (30,541)      (39,509)
                                                       --------      --------      --------
    State and municipal:
      Current........................................     7,176         9,034         6,115
      Deferred.......................................     4,172         3,426         5,459
                                                       --------      --------      --------
                                                         11,348        12,460        11,574
                                                       --------      --------      --------
    Provision for (benefit of) income taxes..........  $  1,578      $(18,081)     $(27,935)
                                                       ========      ========      ========

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. Among its provisions was an overall increase in corporate federal income tax rates from 34% to 35% effective January 1, 1993. As a result, Transco recognized additional income tax expense of $1.6 million in 1993 related to the increase in corporate federal income tax rates.

     Following is a reconciliation of the statutory federal income tax rate to the effective tax rate (in thousands):

                                          1994                    1993                    1992
                                   -------------------    --------------------    --------------------
                                              PERCENT                 PERCENT                 PERCENT
                                             OF PRETAX               OF PRETAX               OF PRETAX
                                   AMOUNT     INCOME       AMOUNT     INCOME       AMOUNT     INCOME
                                   -------   ---------    --------   ---------    --------   ---------
    Taxes computed by applying
      statutory rate.............  $   720       35.0%    $(20,247)    (35.0)%    $(28,168)    (34.0)%
    TGPL's amortization of over
      funded tax liabilities.....   (7,675)    (373.0)      (7,675)    (13.3)       (7,675)     (9.3)
    Statutory depletion in excess
      of cost depletion on coal
      properties.................   (2,596)    (126.2)      (3,585)     (6.2)       (1,744)     (2.1)
    Adjustment of deferred taxes
      for effects of federal
      income tax rate increase...       --         --        1,648       2.8            --        --
    Section 29 credits...........       17        0.8       (2,163)     (3.7)       (2,811)     (3.4)
    Tran$tock compensation.......      989       48.1          913       1.6           911       1.1
    Other, net...................   (1,225)     (59.6)         568       1.0           (22)       --
                                   -------   ---------    --------   ---------    --------   ---------
    Benefit of federal income
      taxes......................  $(9,770)    (474.9)%   $(30,541)    (52.8)%    $(39,509)    (47.7)%
                                   =======    =======     ========   =======      ========   =======

     Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years, or temporary differences resulting from events that have been recognized in the financial statements that will result in taxable or deductible amounts in future years. The tax effect of each type of temporary difference and

                             TRANSCO ENERGY COMPANY
carryforward reflected in deferred income tax benefits and liabilities as of December 31, 1994 and 1993 are as follows (in thousands):

                         (ASSETS) LIABILITIES                          1994         1993
    ---------------------------------------------------------------  --------     --------
    Unused alternative minimum tax credits.........................  $(99,755)    $(87,255)
    Revenues collected subject to refund recognized for tax but deferred for financial purposes until refunded to customers,
      net..........................................................   (27,202)         780
    Asset impairments expensed for financial purposes but deferred
      for tax purposes.............................................   (14,369)          --
    Federal income tax benefit for state income taxes..............   (12,308)     (12,334)
    Oil and gas exploration and development costs expensed for
      financial purposes but deferred for tax purposes, net........   (13,936)      (1,839)
    Producer settlements, legal and regulatory issues expensed for
      financial purposes but deferred for tax purposes, net........    (5,439)     (19,395)
    Restructuring costs expensed for financial purposes but
      deferred for tax purposes until paid.........................    (3,500)     (15,413)
    Depreciation differences on gas transmission plant, net........   321,448      320,837
    Depreciation differences on gas gathering and liquids
      separation and fractionation plant, net......................     6,363        9,919
    Depreciation, depletion and amortization differences related to
      coal operations, net.........................................    36,850       42,201
    Allowance for funds used during construction...................    16,126       14,331
    Differences between tax and book basis of partnership
      interests....................................................    15,566       14,525
    Gas costs expensed for tax purposes but deferred for financial
      purposes until recovered through future rates, net...........    16,934        8,157
    Other, net.....................................................    12,247      (11,714)
                                                                     --------     --------
    Net deferred income tax liability..............................  $249,025     $262,800
                                                                     ========     ========

     At December 31, 1994, Transco had, for federal income tax purposes, estimated alternative minimum tax credits of $99.8 million with no expiration date. These credits have been recognized for financial statement purposes as a reduction of its deferred tax liability.

J. DISCONTINUED OPERATIONS AND SALES OF ASSETS

     Sale of power generation subsidiary. In 1993, Transco sold the common stock of Transco Energy Ventures Company (TEVCO) to National Power America, Inc. (National Power), a subsidiary of National Power PLC, for $160 million in cash, subject to certain adjustments. Transco received adjusted cash proceeds of $150 million and recorded a gain on the sale of $50.5 million pretax, $31.6 million after-tax, in 1993. The TEVCO sales agreement provided Transco a right of first refusal in the event that National Power elected to sell Tren-Fuels, Inc., a compressed natural gas fueling company and subsidiary of TEVCO. Pursuant to its right of first refusal, Transco acquired Tren-Fuels from National Power in September 1994. In addition, Transco and National Power reached agreement on a net worth adjustment to the TEVCO purchase price to reflect the net increase in the net worth of TEVCO between March 31, 1993 and September 13, 1993, the closing date of the sale. Under the agreements, Transco paid National Power $12.5 million with respect to the acquisition of Tren-Fuels and National Power paid Transco $8 million associated with the net worth adjustment.

     The Power Generation segment has been classified in the Consolidated Statement of Operations as discontinued operations; and, as such, revenues and expenses have been excluded from the results of continuing operations.

                             TRANSCO ENERGY COMPANY

     Operating results of the discontinued operations were as follows (in thousands):

                                                                        1993        1992
                                                                       -------     -------
    Revenues.........................................................  $16,167     $35,275
    Costs and expenses...............................................   15,824      31,001
                                                                       -------     -------
    Income before income taxes.......................................      343       4,274
    Provision for income taxes.......................................      436       1,625
                                                                       -------     -------
    Net income (loss) from operations of discontinued segment........  $   (93)    $ 2,649
                                                                       =======     =======

     Sale of oil and gas subsidiary. In 1992, the Company sold its wholly-owned oil and gas subsidiary, Transco Exploration and Production Company (TEPCO), for $45 million, subject to certain adjustments. The Company recognized a $56.3 million loss, $36.9 million after-tax, in 1992 in connection with this sale. Prior to the sale, Transco had reduced the net capitalized costs of its oil and gas properties by a non-cash charge to earnings of $35.2 million, $23.2 after-tax.

     Sale of gas gathering and pipeline assets. In 1992, the Company and certain of its subsidiaries sold their interests in certain gas gathering and pipeline assets, including the High Island Offshore System, the U-T Offshore System, the Green Canyon Pipe Line Company and the Louisiana Offshore Pipeline System, for $65 million, subject to certain adjustments. The Company recognized a $6.6 million loss, $4.6 million after-tax, in 1992 in connection with the sale of these assets.

     Sale of TXP's assets. In 1992, TXP sold its interest in the West Chalkley property, the most significant asset remaining to be sold under TXP's plan of liquidation, for $82 million, subject to certain adjustments. Following the sale, TXP paid a final liquidating distribution of $1.06 per unit to unitholders. Transco received $61.6 million in cash distributions as a result of the liquidation of TXP and recorded a $17.7 million gain, $11.7 million after-tax.

     Sale of gas gathering assets and liquids separation plant. In 1992, the Company sold its interests in certain non-jurisdictional gas gathering assets and a liquids separation plant known as the TOMCAT facilities for $24.9 million. The Company recognized an $18.5 million loss, $12.2 million after-tax, in 1992 in connection with the sale of its interests in these assets.

     Sale of coal facilities. In 1993, Transco Coal Company (TCC) sold a coal loading and storage facility for $0.5 million. The Company recognized a $0.9 million loss, $0.5 million after-tax, in 1993 in connection with this sale.

     Sale of other assets. In 1992, the Company sold miscellaneous non-essential assets for aggregate proceeds of approximately $13 million. The Company recognized a $3.0 million loss, $2.0 million after-tax, during 1992 in connection with these sales.

K. INVESTMENT IN UNCONSOLIDATED AFFILIATES AND NOTES RECEIVABLE

     Investment in unconsolidated affiliates. As of December 31, 1994, Transco had investments consisting of a 50% or less ownership interest in various companies that are constructing and operating natural gas gathering and processing facilities, liquids separation facilities, intrastate pipelines located onshore and offshore Texas and Louisiana and the Liberty Pipeline in the states of New York and New Jersey; and providing compressed natural gas vehicle fueling services in the states of California, Arizona, Nevada and Texas. Of the net investments shown in the table below, $7 million are in partnerships in which Transco is a general partner. Transco's credit risk exposure in the event of nonperformance by the investees is the book value of the investment and the obligations that may be incurred as a general partner. The remaining investments are in joint ventures in which Transco's credit risk exposure in the event of nonperformance by the investees is limited to the book value of the investment. In the fourth quarter of 1994, a $4.2 million pretax charge was recorded to establish a reserve for Transco's investment in the Liberty Pipeline general partnership following

                             TRANSCO ENERGY COMPANY
the indefinite delay of the project. Also in the fourth quarter of 1994, TXG Gas Marketing Company recorded a $3.5 million pretax charge to establish a reserve for its investment in certain gas processing facilities. In December 1994, Transco sold an indirect 12.5% interest it held in its headquarters building through its investment in the Post Oak/Alabama Partnership. As discussed in Note C, Transco settled litigation with Corpus Christi in 1993 on terms whereby Transco acquired Corpus Christi's 50% interest in the Corpus Christi General Partnerships. Also, as discussed in Note J, Transco sold its investments in 1992 in the High Island Offshore System and the U-T Offshore System.

     Following is a summary of Transco's net investment in unconsolidated affiliates (amounts in thousands):

                                                                                EQUITY IN EARNINGS
                                                          NET INVESTMENT             (LOSSES)
                                                         -----------------   ------------------------
                                                           DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                              PERCENT    -----------------   ------------------------
             SEGMENT/INVESTMENT              OWNERSHIP    1994      1993      1994     1993     1992
-------------------------------------------- ---------   -------   -------   ------   ------   ------
Pipelines
  Liberty Pipeline Company..................   36.21%    $    --   $ 3,374   $  296   $  309   $   13
  High Island Offshore System...............   40.00%         --        --       --       --    1,343
  U-T Offshore System.......................   33.33%         --        --       --       --      252
  Other.....................................  various      2,903     2,986       --       11       59
                                                         -------   -------   ------   ------   ------
                                                           2,903     6,360      296      320    1,667
                                                         -------   -------   ------   ------   ------
Gas Marketing
  Corpus Christi General Partnerships.......   50.00%         --        --       --     (185)    (173)
  Cameron Meadows Processing Plant..........   50.00%      9,624     9,804     (234)    (544)   1,110
  Other.....................................  various      1,672     6,543     (412)    (155)      (7)
                                                         -------   -------   ------   ------   ------
                                                          11,296    16,347     (646)    (884)     930
                                                         -------   -------   ------   ------   ------
Gas Gathering
  Corpus Christi General Partnerships.......   50.00%         --        --       --   (2,126)    (963)
  Other.....................................  various      5,730     6,541      414      (93)     839
                                                         -------   -------   ------   ------   ------
                                                           5,730     6,541      414   (2,219)    (124)
                                                         -------   -------   ------   ------   ------
Other
  Post Oak/Alabama Partnership..............   50.00%         --        --    3,521    2,971    2,954
  Other.....................................  various      1,576       198     (170)      47       --
                                                         -------   -------   ------   ------   ------
                                                           1,576       198    3,351    3,018    2,954
                                                         -------   -------   ------   ------   ------
Consolidated................................             $21,505   $29,446   $3,415   $  235   $5,427
                                                         =======   =======   ======   ======   ======

     Notes receivable. In 1991, TGPL accepted a note receivable in consideration for the conveyance of certain interests in a gas field and related processing plant to a producer. The note was to be repaid out of proceeds from the field production and plant revenues. However, in 1993, the producers sold the gas field and related processing plant. TGPL's portion of the sales proceeds was used to reduce the outstanding note receivable. The remaining balance plus certain associated costs were written off in 1993 resulting in an after-tax non-cash charge of $12.5 million.

     In connection with the sale of Petro Source Corporation (Petro Source) in September 1988, Transco holds subordinated notes of $11 million due in 1998 from Petro Source Investments, Inc. Petro Source is based in Texas and markets crude oil, natural gas liquids and petroleum products throughout the Gulf Coast states, East Coast states and Nevada. These notes are secured by the common stock of Petro Source.

     In connection with the sale of TEPCO in July 1992, Transco received an unsecured promissory note of $2 million due in 1997 from Forest Oil Corporation.

                             TRANSCO ENERGY COMPANY

     Transco's credit risk exposure in the event of nonperformance by the borrowers is limited to the book value of the notes. Transco's policy for collateral on these notes is to take a mortgage if the note is related to real property or to take a security interest if the note is related to personal property.

     Following is a summary of Transco's notes receivable as of December 31, 1994 and 1993 (in thousands):

                                                                        NOTES RECEIVABLE
                                                                       -------------------
                                                                          DECEMBER 31,
                                                                       -------------------
                             RECEIVABLE FROM                            1994        1993
    -----------------------------------------------------------------  -------     -------
    Petro Source Investments, Inc....................................  $11,000     $11,000
    Petro Source Corporation.........................................       --       1,929
    Forest Oil Corporation...........................................    2,000       2,000
                                                                       -------     -------
    Consolidated.....................................................  $13,000     $14,929
                                                                       =======     =======

L. INVESTMENT IN NONOPERATING INTEREST IN COALBED METHANE PROPERTIES

     In 1989, Transco began investing in certain coalbed methane properties in the Black Warrior Basin in Alabama. The coalbed methane project has not performed up to the original expectations and encountered costs that were higher than originally anticipated. Transco, through its subsidiary Magnolia Methane Corp. (Magnolia), assumed operatorship of the coalbed methane project in February 1992. In order to eliminate the need for future capital investments by the Company and to eliminate losses incurred in the operation of these properties, in July 1993, Magnolia and TECO, a subsidiary of TECO Energy Inc., agreed to transfer Magnolia's interest in 500 wells in the Black Warrior Basin of Alabama to TECO. In exchange for the transfer of its interest, Magnolia received $15.5 million in cash plus future production payments based on various percentages of net proceeds, as defined, generated from gas production from the properties and tax credits under Section 29 of the Internal Revenue Code of 1986. The $15.5 million of proceeds were treated as a recovery of capitalized costs with no gain or loss recognized.

     Under the terms of the agreement, before Magnolia begins to receive payments for its nonoperating interest, TECO is entitled to recover its initial cash investment and a return thereon. Magnolia is entitled to receive production payments until the termination date which is the earlier of (i) December 31, 2005, or (ii) such date as it is determined that 85% of the economically recoverable reserves existing at July 1, 1993 have been recovered from the transferred properties. As of December 31, 1994, Transco had not received any payments pursuant to the agreement. Although all future development costs will be borne by TECO, TECO is under no obligation to invest in or develop any gas production from the coalbed methane properties. Magnolia has agreed to indemnify TECO from certain liabilities (including environmental liabilities) relating to Magnolia's coalbed methane properties. Transco has guaranteed performance of Magnolia's obligations under the agreement and Transco Energy Marketing Company's (TEMCO) obligation to purchase gas from certain of the coalbed methane properties.

     At December 31, 1994, 500 wells had been drilled on the coalbed methane properties transferred to TECO, of which 325 were completed and 139 were producing gas at a combined rate of approximately 14 million cubic feet per day (MMcf/d) (unaudited). Based on reserve engineering studies prepared by independent petroleum engineers, the Company estimates that proved gas reserves net to TECO and the Company's interest are approximately 74 billion cubic feet
(Bcf) as of January 1, 1995 (unaudited). There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and estimates of other engineers might differ materially from the estimate discussed above. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate

                             TRANSCO ENERGY COMPANY
may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that ultimately are recovered.

     Transco's remaining investment is subject to a ceiling test that limits the investment to the aggregate of the present value of future net revenues of proved properties and the lower of cost or fair value of unproved properties. Transco's ceiling test at December 31, 1994, was calculated using estimated future production payments to be received from TECO based on year-end gas prices and the total cost of proved and unproved properties. Based on that calculation, in December 1994, Transco recorded a non-cash charge of $45.0 million, $29.3 million after-tax, $0.72 per share, to reduce the book value of its nonoperating interest in the coalbed methane properties.

     At December 31, 1994, Transco's investment in its nonoperating interest in the coalbed methane properties totaled $86 million (after the effects of the $45 million charge in 1994, a $70 million charge in 1993 and the $15.5 million of cash proceeds received from TECO). The ultimate recovery of Transco's remaining investment depends on production from the properties and future gas prices. The Company cannot predict at this time the ultimate results of these operations or the amounts of reserves that may ultimately be recoverable. If future development operations do not result in establishing sufficient reserves to recover the Company's remaining coalbed methane investment, or if other factors cause the Company's evaluation of its investment to diminish, additional reductions in the book value of the Company's investment would be required in future periods through non-cash charges to earnings.

     At December 31, 1994, Transco's investment in the Magnolia Pipeline totaled $67 million. The ultimate recovery of Transco's investment in the Magnolia Pipeline is dependent on transportation of gas produced in the Black Warrior Basin, including production from the properties transferred to TECO, as well as transportation of gas from other sources.

M. COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     TGPL has a 20-year lease agreement with Transco Tower Limited for its headquarters building which expires in 2004. TGPL has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each.

     The future minimum lease payments under the Company's various operating leases are as follows (in thousands):

                                                                  OPERATING LEASES
                                                     -------------------------------------------
                                                     TRANSCO TOWER     OTHER LEASES      TOTAL
                                                     -------------     ------------     --------
    1995...........................................    $  26,972          $5,174        $ 32,146
    1996...........................................       26,972           1,653          28,625
    1997...........................................       26,972              --          26,972
    1998...........................................       26,972              --          26,972
    1999...........................................       26,972              --          26,972
    Thereafter.....................................      114,631              --         114,631
                                                       ---------          ------        --------
              Total minimum obligations............    $ 249,491          $6,827        $256,318
                                                       =========          ======        ========

                             TRANSCO ENERGY COMPANY

     Total consolidated lease expense is as follows (in thousands):

                                                              1994        1993        1992
                                                            --------    --------    --------
    Transco Tower lease expense...........................  $ 24,253    $ 24,810    $ 23,791
    Other lease expense...................................    16,254      13,236      15,462
                                                            --------    --------    --------
              Total.......................................  $ 40,507    $ 38,046    $ 39,253
                                                             =======     =======     =======

LONG-TERM GAS PURCHASE AND TRANSPORTATION CONTRACTS

     Certain of Transco's subsidiaries have long-term gas purchase contracts containing take-or-pay provisions and prices which are not variable market based. Future changes in market conditions affecting the volumes of gas sold and prices of natural gas may expose the Company to financial risks pursuant to these contracts.

     Pursuant to a settlement that TGPL has with all its customers, TGPL has in place a GIC which, although no assurances can be given, TGPL believes will be adequate to enable full recovery of its above-spot-market gas costs. Through an agency agreement with TGPL, TGMC has assumed management of TGPL's merchant sales service and, as TGPL's agent, is at risk for any above-spot-market gas costs it may incur in excess of the amounts recovered under the GIC.

     During 1993, as part of Texas Gas' restructuring under Order 636, Texas Gas engaged in negotiations with suppliers which resulted in the successful termination of approximately 90% of Texas Gas' deliverability under its gas purchase contracts with pricing provisions that are not variable market based. Gas purchased under its remaining contracts with pricing provisions that are not variable market based is being resold at a monthly auction pursuant to Order
636. Texas Gas continues to pay to the supplier the actual contract price and is entitled to file for full recovery of the difference between the contract price and the amount received for sales at auction as GSR costs under Order 636.

     Through December 31, 1994, Texas Gas had paid a total of $46.4 million for GSR costs, primarily as a result of the contract terminations. During 1994, Texas Gas made four quarterly filings to recover $37.8 million of GSR costs, plus interest, pursuant to the transition cost recovery provisions of Order 636 and Texas Gas' FERC-approved Gas Tariff. This amount represents 90% of the total GSR costs paid through August 1994 which are expected to be recovered via demand surcharges to Texas Gas' firm transportation rates. Texas Gas continues to make quarterly filings to allow recovery of 90% of its GSR costs as such costs are paid. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. On December 29, 1994, as revised on February 13, 1995, Texas Gas made a filing to reflect that, for the ten months ended August 31, 1994, Texas Gas allocated to and recovered from interruptible transportation service $4.2 million of GSR costs, pursuant to its FERC-approved Gas Tariff. Pursuant to Order 636, Texas Gas may file to recover 100% of these costs as GSR costs.

     At December 31, 1994, TEMCO had no minimum purchase commitments under long-term gas purchase contracts with pricing provisions that are not variable market based or at a significant premium to market prices.

     TEMCO has entered into sales agreements with customers that provide for above-spot-market gas sales prices and expects such sales agreements will be adequate to permit TEMCO to recover its gas purchase costs. However, because certain of its gas purchase contracts contain floor price provisions, a spot market price environment of approximately $1.50 per MMbtu or less may expose TEMCO to financial risks of not fully recovering its gas costs.

     In addition, TEMCO is a party to firm transportation contracts with third parties in which monthly demand charges are paid for pipeline capacity in order to transport Canadian gas to markets in the United States. During 1994, TEMCO substantially recovered the cost of its firm transportation capacity under those contracts through various business alternatives. TEMCO's current annual commitment for such firm

                             TRANSCO ENERGY COMPANY
transportation capacity is approximately $56 million under contracts that substantially expire in 2002. To the extent TEMCO is unable to continue to find business alternatives for potentially underutilized transportation capacity or receive sales prices at or near its cost, Gas Marketing's results of operations could be negatively impacted. However, TEMCO believes that the aggregate cost of the firm transportation capacity will be recovered and, therefore, will not have a material adverse effect on Transco's financial position, results of operations or net cash flows.

     Transco's basic business policy is to perform under the terms and conditions of its contractual obligations. To achieve this objective, an operating plan is utilized to monitor the current status of contractual obligations under each gas purchase agreement, whereby the obligation-to-date is matched against the performance-to-date. Any overperformance or underperformance is corrected by appropriate adjustments to the operating plan over the remainder of the period of the agreement. Deliverability tests, actual takes and prices paid are some of the factors reviewed at least monthly, and in some cases weekly, in order to ensure that performance is proceeding according to plan. Since Transco has been and expects to continue to be able to perform in accordance with its contract terms and expects to recover all material contract costs from customers, no provision has been recorded for future loss. Although no assurances can be given, Transco does not believe that financial risks associated with its long-term gas purchase contracts will have a material adverse effect on the Company's consolidated financial position, results of operations or net cash flows.

ROYALTY COMMITMENTS

     TCC has various coal lease agreements which require minimum annual royalty payments. Royalties on actual production from these leases are available to offset the minimum annual obligation. These minimum royalties total $6.5 million, $7.2 million, $7.2 million, $6.9 million and $5.1 million for the years 1995 through 1999, respectively, and $23.6 million for all years thereafter.

     As discussed in Note C, in connection with TGPL and Texas Gas' renegotiations of supply contracts with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL and Texas Gas have each entered into certain settlements which may require the indemnification by TGPL or Texas Gas of certain claims for royalties which the producer may be required to pay as a result of such settlements.

WORKERS' COMPENSATION RESERVES

     Coal mining subsidiary companies of TCC are liable under the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis (black lung) benefits to eligible employees and former employees, and their dependents. The subsidiaries also are liable under various state statutes for black lung and for other types of workers' compensation claims (traumatic claims). A self-insurance program is maintained for all black lung claims. Traumatic claims are self-insured up to certain limits and independent insurance carriers cover those claims not self-insured.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     Trade receivables. As of December 31, 1994, approximately $132 million or 90% of Transco's trade receivables was associated with the operations of the Pipelines and Gas Marketing segments. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern and midwestern United States. Approximately $13 million or 9% of Transco's trade receivables was associated with the operations of the Coal segment and primarily is due from electric utilities and industrial customers throughout the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

                             TRANSCO ENERGY COMPANY

DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements. In July 1992 and January 1994, Transco executed five-year interest rate swap agreements with a group of banks that effectively converted $300 million and $150 million, respectively, of Transco's fixed-rate debt into floating-rate debt. Under the swap agreements, Transco paid a floating rate of interest based on the six-month LIBOR and the banks paid Transco fixed rates of interest. The difference paid or received was charged or credited to interest expense with a cumulative net pretax interest savings to Transco of approximately $15 million through December 31, 1994. In conjunction with the recapitalization plan and the Merger, these agreements were terminated in January 1995 at a cost of approximately $29 million.

     The nominal amount (in thousands) of each agreement and rates of interest paid and received were as follows:

                                                     RATES PAID               RATES RECEIVED
                     NOMINAL                   ----------------------     ----------------------
                     AMOUNT                    1994     1993     1992     1994     1993     1992
    -----------------------------------------  ----     ----     ----     ----     ----     ----
    $300,000.................................  5.82%    3.52%    3.49%    6.37%    6.37%    6.37%
    $150,000.................................  4.31%      --       --     5.23%      --       --

     Other derivative financial instruments. Transco has been a party to various futures contracts and option agreements traded on the New York Mercantile Exchange and various option and commodity price swap agreements made in the over-the-counter market (derivatives) in the management of price volatility in its natural gas and natural gas liquids marketing activities. Transco does not use derivatives for trading purposes. Derivatives designated as hedges are carried at market value with gains and losses deferred until the hedged marketing activity is included in current net income or loss. In connection with open contracts on natural gas and natural gas liquids marketing activity designated as hedges, Transco recorded a net deferred gain of approximately $0.7 million and $0.5 million at December 31, 1994 and 1993, respectively, based on the market value of the open contracts calculated using the applicable year-end closing prices. The December 1994 open contracts are expected to be closed from January 1995 through October 1998. As of December 31, 1994, open contracts on natural gas and natural gas liquids activity had an absolute notional quantity of 117.7 Bcf and 132.6 million barrels, respectively. The total net cash flow requirement related to these contracts at December 31, 1994 was $2.3 million.

     Transco is exposed to market risk on these contracts to the extent of changes in the market prices for natural gas and liquids between December 31, 1994, and the date the contracts are closed. However, market risk exposure on hedged transactions is offset by the gain or loss recognized upon the sale of the products that are hedged. While market values are used to express the amounts of derivatives, the amounts potentially subject to credit risks, in the event of nonperformance by third parties, are substantially smaller. Transco minimizes such risk exposure by limiting the third parties to companies whose long-term credit ratings are at the minimum investment grade, and, in the majority of cases, they possess at least a single A Standard & Poor's Corporation designation. Therefore, Transco does not expect to record any losses as a result of third party default.

                             TRANSCO ENERGY COMPANY

N. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1994 and 1993 are as follows (in thousands):

                                                     CARRYING AMOUNT            FAIR VALUE
                                                  ----------------------  ----------------------
                                                     1994        1993        1994        1993
                                                  ----------  ----------  ----------  ----------
Financial assets:
  Cash and short-term financial assets..........  $   96,154  $  251,498  $   96,154  $  251,498
  Long-term notes receivable....................      13,000      14,929      13,000      14,929
  Receivables (derivatives).....................       4,781       1,014       4,781      12,391
Financial liabilities:
  Short-term financial liabilities..............     371,939     461,166     370,242     459,776
  Long-term debt, less current maturities.......   1,799,149   1,799,251   1,686,179   1,850,349
  Payables (derivatives)........................       4,066         503      34,719       1,361

CASH AND SHORT-TERM FINANCIAL ASSETS AND LIABILITIES

     For short-term instruments, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments. For current maturities of long-term debt which is publicly traded, the estimated fair value is based on quoted market prices at year end, less accrued interest.

LONG-TERM NOTES RECEIVABLE

     The carrying amount for all long-term notes receivable is a reasonable estimate of fair value since these notes earn an appropriate rate of interest for the risk involved.

DERIVATIVE FINANCIAL INSTRUMENTS

     The amounts shown as receivables and payables (derivatives) relate to the Company's interest rate swaps and natural gas and natural gas liquids futures, options and commodity price swaps.

     The carrying amount of these derivatives approximates fair value for all periods except for certain commodity price and interest rate swaps which are not included in the accompanying Consolidated Balance Sheet as of December 31, 1994 and 1993. The estimated fair value of these derivative financial instruments is based on the estimated consideration that would be received to terminate those agreements and contracts in a gain position and the estimated cost that would be incurred to terminate those agreements and contracts in a loss position. As discussed in Note M, in conjunction with the recapitalization plan and the Merger, the interest rate swap agreements were terminated in January 1995 at a cost of approximately $29 million.

LONG-TERM DEBT

     Effectively all of the Company's debt is publicly traded, therefore estimated fair value is based on quoted market prices at year end, less accrued interest.

                             TRANSCO ENERGY COMPANY

O. QUARTERLY INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial data for 1994 and 1993 (in thousands, except per share amounts):

                                                 FIRST        SECOND        THIRD         FOURTH
                     1994                       QUARTER      QUARTER       QUARTER       QUARTER
----------------------------------------------  --------     --------     ---------      --------
  Operating revenues..........................  $834,090     $694,986     $ 605,656(1)   $681,486
  Operating expenses..........................   737,341      633,420       557,848(2)    683,792(3)
                                                --------     --------     ---------      --------
  Operating income (loss).....................    96,749       61,566        47,808        (2,306)
                                                --------     --------     ---------      --------
  Other (income) deductions:
     Interest expense.........................    46,674       47,582        47,882        48,928
     Other (income) and deductions, net.......     3,157          734          (722)        2,121
                                                --------     --------     ---------      --------
          Total other deductions..............    49,831       48,316        47,160        51,049
                                                --------     --------     ---------      --------
  Income (loss) before income taxes...........    46,918       13,250           648       (53,355)
  Provision for (benefit of) income taxes.....    17,409        5,073          (493)      (20,411)
                                                --------     --------     ---------      --------
  Net income (loss)...........................    29,509        8,177         1,141       (32,944)
  Dividends on convertible preferred stock....     5,726        5,726         5,726         5,726
                                                --------     --------     ---------      --------
  Common stock equity in net income (loss)....  $ 23,783     $  2,451     $  (4,585)     $(38,670)
                                                ========     ========     =========      ========
  Primary earnings (loss) per share of common
     stock and common stock equivalents.......  $   0.58     $   0.06     $   (0.11)     $  (0.95)
                                                ========     ========     =========      ========
  Average shares of common stock and common
     stock equivalents outstanding............    40,690       40,716        40,632        40,721
                                                ========     ========     =========      ========

---------------

(1) Includes $2,457 charge related to a royalty claims settlement.

(2) Includes $4,500 charge related to a coal company litigation.

(3) Includes a charge of $45,000 to reduce the book value of investment in nonoperating interest in coalbed methane properties, a provision of $41,055 related to asset impairments, a provision of $6,000 related to a pipeline regulatory issue and a credit of $549 related to settlement of the coal company litigation.

                             TRANSCO ENERGY COMPANY

                                                 FIRST        SECOND        THIRD         FOURTH
                     1993                       QUARTER      QUARTER       QUARTER       QUARTER
----------------------------------------------  --------     --------     ---------      --------
  Operating revenues..........................  $779,674     $679,920     $ 674,960      $787,372
  Operating expenses..........................   692,471      618,408       687,556(1)    777,209(2)
                                                --------     --------     ---------      --------
  Operating income (loss).....................    87,203       61,512       (12,596)       10,163
                                                --------     --------     ---------      --------
  Other (income) deductions:
     Interest expense.........................    48,662       47,543        47,114        46,962
     Other (income) and deductions, net.......     1,423        1,611         2,055         4,408
                                                --------     --------     ---------      --------
          Total other deductions..............    50,085       49,154        49,169        51,370
                                                --------     --------     ---------      --------
  Income (loss) from continuing operations
     before income taxes......................    37,118       12,358       (61,765)      (41,207)
  Provision for (benefit of) income taxes.....    14,111        4,274       (18,600)      (17,866)
                                                --------     --------     ---------      --------
  Income (loss) from continuing operations....    23,007        8,084       (43,165)      (23,341)
                                                --------     --------     ---------      --------
  Income (loss) from operations of
     discontinued segment, net of income
     taxes....................................       113         (206)           --            --
  Gain on sale of discontinued segment, net of
     income taxes.............................        --           --        31,572            --
                                                --------     --------     ---------      --------
  Net income (loss) from discontinued
     operations...............................       113         (206)       31,572            --
                                                --------     --------     ---------      --------
  Net income (loss)...........................    23,120        7,878       (11,593)      (23,341)
  Dividends on convertible preferred stock....     6,433        6,432         6,433         5,749
                                                --------     --------     ---------      --------
  Common stock equity in net income (loss)....  $ 16,687     $  1,446     $ (18,026)     $(29,090)
                                                ========     ========     =========      ========
  Primary earnings (loss) per share of common
     stock and common stock equivalents.......  $   0.42     $   0.04     $   (0.46)     $  (0.73)
                                                ========     ========     =========      ========
  Average shares of common stock and common
     stock equivalents outstanding............    39,300       39,306        38,990        39,850
                                                ========     ========     =========      ========

---------------

(1) Includes $20,125 charge for write-off of note receivable and $50,269 charge for Corpus Christi settlement.

(2) Includes $70,000 charge to reduce the book value of investment in nonoperating interest in coalbed methane properties.

                             TRANSCO ENERGY COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Operating Costs and Expenses:
  Operation.............................................  $   8,660     $   8,855     $   8,519
  Taxes -- other than income taxes......................        362           332            26
                                                          ---------     ---------     ---------
          Total operating costs and expenses............      9,022         9,187         8,545
                                                          ---------     ---------     ---------
Operating Loss..........................................     (9,022)       (9,187)       (8,545)
                                                          ---------     ---------     ---------
Other (Income) and Other Deductions:
  Interest expense -- advances from subsidiaries*.......     22,743        16,272        12,794
  Other interest expense................................    104,797       101,149       103,819
  Interest income from subsidiaries*....................     (9,874)      (11,131)      (18,540)
  Losses on sales of assets.............................         --            --        56,317
  Other, net............................................       (297)       (2,469)       (1,405)
                                                          ---------     ---------     ---------
          Total other (income) and other deductions.....    117,369       103,821       152,985
                                                          ---------     ---------     ---------
Loss from Continuing Operations Before Income Taxes and
  Equity in Earnings (Losses) of Subsidiaries...........   (126,391)     (113,008)     (161,530)
Benefit of Income Taxes.................................    (44,325)      (39,623)      (55,515)
                                                          ---------     ---------     ---------
Loss from Continuing Operations Before Equity in
  Earnings (Losses) of Subsidiaries.....................    (82,066)      (73,385)     (106,015)
Equity in Earnings (Losses) of Subsidiaries* (Dividends
  of $29,198, $36,424, and $4,792 in 1994, 1993 and
  1992, respectively)...................................     87,949        37,970        54,022
                                                          ---------     ---------     ---------
Income (Loss) from Continuing Operations................      5,883       (35,415)      (51,993)
                                                          ---------     ---------     ---------
Income (Loss) from Operations of Discontinued Segment,
  Net of Income Taxes...................................         --           (93)        2,649
Gain on Sale of Discontinued Segment, Net of Income
  Taxes.................................................         --        31,572            --
                                                          ---------     ---------     ---------
Net Income (Loss) from Discontinued Operations..........         --        31,479         2,649
                                                          ---------     ---------     ---------
Net Income (Loss).......................................      5,883        (3,936)      (49,344)
Dividends on Convertible Preferred Stock................     22,904        25,047        25,730
                                                          ---------     ---------     ---------
Common Stock Equity in Net Income (Loss)................  $ (17,021)    $ (28,983)    $ (75,074)
                                                          =========     =========     =========

---------------

* Eliminated in consolidation.

     This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 hereof.

                             TRANSCO ENERGY COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                   1994         1993
                                                                                 ---------    ---------
Current Assets:
  Cash and temporary cash investments..........................................  $  20,232    $ 152,324
  Deposits.....................................................................      3,965       25,336
  Receivables:
    Subsidiaries*..............................................................     22,515       20,619
    Federal income tax benefits................................................         --        7,719
    Other......................................................................         56       10,002
  Deferred income taxes........................................................      3,653        4,362
                                                                                ----------   ----------
         Total current assets..................................................     50,421      220,362
                                                                                ----------   ----------
Investments at cost plus equity in undistributed earnings:
  Subsidiaries*:
    Cost plus equity in undistributed earnings.................................  2,036,459    1,966,991
    Advances...................................................................    370,026      391,351
                                                                                ----------   ----------
         Total investments.....................................................  2,406,485    2,358,342
                                                                                ----------   ----------
Other Assets:
  Notes receivable.............................................................      2,000        2,000
  Other........................................................................     11,482        9,978
                                                                                ----------   ----------
         Total other assets....................................................     13,482       11,978
                                                                                ----------   ----------
                                                                                $2,470,388   $2,590,682
                                                                                ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt..............................................................  $  27,000    $      --
  Current maturities of long-term debt.........................................    150,000        9,383
  Payables:
    Subsidiaries*..............................................................     30,978       67,183
    Advances from subsidiaries*................................................    156,428      207,504
    Other......................................................................      1,159        4,254
    Dividends..................................................................      5,727        5,653
  Accrued liabilities:
    Federal income taxes.......................................................     10,594           --
    Interest...................................................................     28,414       23,730
    Employee benefits..........................................................     13,093       14,229
    Other......................................................................        799          551
  Other........................................................................        127        7,836
                                                                                ----------   ----------
         Total current liabilities.............................................    424,319      340,323
                                                                                ----------   ----------
Advances from Subsidiaries*....................................................    216,239      204,891
                                                                                ----------   ----------
Long-term Debt, less current maturities........................................    894,747    1,043,843
                                                                                ----------   ----------
Other Liabilities and Deferred Credits:
  Income taxes.................................................................    252,679      267,162
  Other........................................................................     55,531       77,762
                                                                                ----------   ----------
         Total other liabilities and deferred credits..........................    308,210      344,924
                                                                                ----------   ----------
Convertible Preferred Stock -- non-redeemable, net.............................    265,322      265,418
                                                                                ----------   ----------
Common Stockholders' Equity:
  Common stock.................................................................     20,716       20,693
  Premium on capital stock and other paid-in capital...........................    507,448      511,797
  Retained earnings (deficit)..................................................   (156,921)    (115,447)
                                                                                ----------   ----------
                                                                                   371,243      417,043
  Less -- Treasury stock, at cost..............................................      7,695          207
       -- Common stock held by Tran$tock
           Deferred compensation...............................................         --       14,395
           Receivable from Tran$tock...........................................         --        9,383
       -- Restricted stock
           Deferred compensation...............................................      1,997        1,775
                                                                                ----------   ----------
         Total common stockholders' equity.....................................    361,551      391,283
                                                                                ----------   ----------
                                                                                $2,470,388   $2,590,682
                                                                                ==========   ==========

---------------

* Eliminated in consolidation.

     This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 hereof.

                             TRANSCO ENERGY COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1993         1992
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).......................................  $   5,883    $  (3,936)   $ (49,344)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Deferred income taxes................................    (11,045)       1,628      (10,686)
     Equity in earnings of subsidiaries, net of
       distributions*.....................................    (58,751)      (1,453)     (51,879)
     Losses (gains) on sales of assets....................         --      (50,481)      56,317
     Changes in operating assets and liabilities:
       Deposits...........................................     21,371       (5,905)     (19,432)
       Receivables........................................      8,000        8,363       (4,340)
       Receivables from subsidiaries*.....................     (2,565)      (2,045)      10,279
       Payables...........................................     (3,095)        (156)     (10,694)
       Payables to subsidiaries*..........................    (38,759)      42,336        4,478
       Accrued liabilities................................      8,400          380        7,688
       Other, net.........................................    (12,524)       5,249      (13,211)
                                                            ---------    ---------    ---------
       Net cash used in operating activities..............    (83,085)      (6,020)     (80,824)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
  Net decrease in short-term debt.........................     27,000           --     (320,000)
  Sale of common stock, net of issue expense**............         --          218      126,573
  Net additions to long-term debt.........................         --           --      450,000
  Retirement of long-term debt............................     (9,383)      (8,841)    (158,330)
  Sale of preferred stock, net of issue expense...........        (95)     121,423           --
  Retirement of preferred stock...........................     (1,141)    (132,658)          --
  Net increase (decrease) in advances from
     subsidiaries*........................................    (39,727)      75,792       98,693
  Dividends on common stock...............................    (24,634)     (24,374)     (20,112)
  Dividends on preferred stock............................    (22,832)     (25,827)     (25,730)
  Other, net..............................................     (1,835)        (702)         (84)
                                                            ---------    ---------    ---------
       Net cash provided by (used in) financing
          activities......................................    (72,647)       5,031      151,010
                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Return of capital by subsidiaries*......................         --       18,928       72,546
  Net (increase) decrease in advances to subsidiaries*....     21,324      (21,909)     120,419
  Investment in subsidiaries*.............................         --           (1)    (306,887)
  Proceeds from sales of assets...........................      8,000      143,631       40,370
  Retirement of loan by Tran$tock.........................      9,383        8,841        8,330
  Acquisition of Companies................................    (12,500)          --           --
  Other, net..............................................     (2,567)      (2,128)        (959)
                                                            ---------    ---------    ---------
       Net cash provided by (used in) investing
          activities......................................     23,640      147,362      (66,181)
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents......   (132,092)     146,373        4,005
Cash and cash equivalents at beginning of period..........    152,324        5,951        1,946
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period................  $  20,232    $ 152,324    $   5,951
                                                            =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
     Interest.............................................  $  99,596    $ 101,766    $  90,863
     Income taxes, net....................................     (1,318)       9,401       (1,572)

---------------

 * Eliminated in consolidation.

** 1992 includes $15,000 of common stock sold to a subsidiary, which is eliminated in consolidation.

     This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 hereof.

                    TRANSCO ENERGY COMPANY AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

                                                                                   DEDUCTIONS
                                                              ADDITIONS           ------------
                                                       ------------------------   FOR PURPOSE
                                         BALANCE AT    CHARGED TO    CHARGED TO      WHICH        BALANCE AT
                                         BEGINNING     COSTS AND       OTHER        RESERVES        END OF
              DESCRIPTION                OF PERIOD      EXPENSES      ACCOUNTS    WERE CREATED      PERIOD
---------------------------------------  ----------    ----------    ----------   ------------    ----------
1994
Reserves deducted from assets to which
  they apply --
Reserve for loss on investments........    $2,008        $7,667       $     --       $   --        $  9,675
                                         ========      ========       ========    ==========       ========
Allowance for doubtful accounts........    $4,110        $4,585       $ 14,939       $1,285        $ 22,349
                                         ========      ========       ========    ==========       ========
1993
Reserves deducted from assets to which
  they apply --
Reserve for loss on investments........    $5,185        $  200       $     --       $3,377(1)     $  2,008
                                         ========      ========       ========    ==========       ========
Allowance for doubtful accounts........    $3,427        $3,100       $     --       $2,417        $  4,110
                                         ========      ========       ========    ==========       ========
1992
Reserves deducted from assets to which
  they apply --
Reserve for loss on investments........    $5,300        $  600       $     --       $  715        $  5,185
                                         ========      ========       ========    ==========       ========
Allowance for doubtful accounts........    $3,130        $7,740       $     --       $7,443        $  3,427
                                         ========      ========       ========    ==========       ========

---------------

(1) Includes deductions of $2,639 as a result of sale of TEVCO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                          DIRECTORS OF THE REGISTRANT

GORDON F. AHALT

     Member of Transco's Compensation Committee and Nominating Committee. B.S., University of Pittsburgh. From 1951 to 1954, employed by Standard Oil Company of Indiana. Joined Petroleum Division of The Chase Manhattan Bank in 1954, appointed Vice President in 1964. Vice President and Division Head in 1965. In 1969, appointed as Senior Vice President in charge of the Bank's Energy Group. Became associated with White, Weld & Co. Incorporated, an investment banking and securities brokerage firm, in 1972 as Senior Vice President in Corporate Finance. Returned to Chase in 1973 to head Corporate and Project Finance Group in Corporate Banking Department. In 1977, became President-Chief Executive Officer of International Energy Bank Limited. Served as Senior Vice President and Chief Financial Officer, Ashland Oil, Inc. from late 1979 to January 1982, when he assumed his current position. Director, Harbert Corporation, Cal Dive International, Bancroft and Ellsworth Funds. Serves as Energy Consultant to W.H. Reaves & Co., Inc. Previously served as director of Transco Energy Company from October 1974 to May 1980. Age 67. Principal Occupation: President, G.F.A. Inc. (petroleum industry management and financial services consulting firm). Director since 1982.

BENJAMIN F. BAILAR

     Member of Transco's Audit Committee and Nominating Committee. B.A., University of Colorado, M.B.A., Harvard Graduate School of Business Administration. From 1975 to 1978 served as Postmaster General of the United States. From 1978 to 1982 served as Executive Vice President, Chief Financial Officer and Director of United States Gypsum Company. From 1983 to 1984 served as President and Chief Executive Officer of Scott Publishing Company. From 1984 to 1987 was a financial consultant with Franklin Financial Corp. Joined Rice University in 1987. Director, Dana Corporation, First Interstate Bank of Texas, U.S. Can Corporation and Smith International, Inc. Age 60. Principal Occupation:
Dean and Professor of Administration, Jesse H. Jones Graduate School of Administration, Rice University. Director since 1988.

KEITH E. BAILEY

     B.S., Missouri School of Mines and Metallurgy. Completed Program for Management Development at Harvard University. Chairman, Chief Executive Officer and President of The Williams Companies, Inc., which is primarily engaged in the transmission, gathering and processing of natural gas, the transmission of petroleum products and telecommunications. Has held various executive level positions with Williams for more than five years. Is also a director of BOK Financial Corporation, Northwest Pipeline Corporation and Apco Argentina, Inc., and serves on several boards relating to community activities. Age 52. Named director in 1995.

JOHN C. BUMGARNER JR.

     B.A., University of Kansas, M.B.A., Stanford University. Joined The Williams Companies, Inc. in 1977 as Vice President of Planning after more than 10 years with a major oil company. Named as Senior Vice President, Corporate Development and Planning in 1979. Served in a variety of financial management positions, including Treasurer and Manager of Corporate Planning. Director, Management Planning Systems, Inc., Mayfest, and Downtown Tulsa Unlimited. Age
52. Principal Occupation: Senior Vice President, Corporate Development and Planning, The Williams Companies, Inc. Named director in 1995.

JOHN P. DES BARRES

     Member (ex officio) of Transco's Nominating Committee. Associate Degree in electrical engineering, Worcester Junior College. Completed the Harvard Business School's Program for Management Development and attended the Massachusetts Institute of Technology Sloan School Senior Executive Program. Joined Sun Company in 1963. Appointed director of business planning and marketing development for Sun Pipe Line Company in 1978 and then President in November 1979. In April 1988, joined Santa Fe Pacific Pipelines, Inc. as Chairman, President and Chief Executive Officer. Joined the Company in October 1991 as President and Chief Executive Officer and a director. Elected Chairman of the Board of the Company in 1992. Director of Interstate Natural Gas Association of America and of American Gas Association. Member of National Petroleum Council and Business Advisory Committee, Northwestern University Transportation Center Director and Chairman, Sam Houston Area Council for the Boy Scouts of America. Director, YMCA of Greater Houston. Board of Directors, Houston Symphony and Advisory Board, Theatre Under the Stars. Age 55. Principal
Occupation: Chairman of the Board, President and Chief Executive Officer of the Company. Director since 1991.

ROBERT W. FRI

     Chairman of Transco's Audit Committee. B.A., Rice University. M.B.A., Harvard Business School. Associated with McKinsey & Company, Inc., management consulting firm, from 1963 to 1971 and again from 1973 to 1975, being elected a principal in the firm in 1968. From 1971 to 1973 served as first Deputy Administrator of the Environmental Protection Agency, becoming Acting Administrator in 1973. Was first Deputy and then Acting Administrator of Energy Research and Development Administration from 1975 to 1977. During 1978 was a private consultant. From 1979 to 1986 was President of Energy Transition Corporation. Director, Environmental and Energy Study Institute, Science Services, Inc. and Atlantic Council of the U.S. Age 59. Principal Occupation:
President and Director, Resources for the Future, Inc. (non-profit research organization). Director since 1978.

J. DAVID GRISSOM

     Chairman of Transco's Compensation Committee. Beginning in 1977, served as Chairman of the Board and Chief Executive Officer of Citizens Fidelity Corporation and later as Vice Chairman of PNC Financial Corporation, holding such positions until 1989. Director, Columbia/HCA Healthcare Corp., Providian Corporation, Sphere Drake Holdings, Ltd., L.G. & E. Energy Corp., Regal Cinemas, Inc. and Churchill Downs, Inc. Age 56. Principal Occupation: Chairman of the Board, Mayfair Capital (private investment firm). Director since 1989.

PATRICIA L. HIGGINS

     Member of Transco's Audit Committee. B.S., Montclair (NJ) State College. Cornell University's Management Development Program. Harvard Advanced Management Program. From 1977 to 1991, served as Division and District Manager for AT&T Communications, Service Vice President -- Northeast Region with AT&T Network Service Division and International Sales Operations and Vice President with AT&T Network Systems. Joined NYNEX in 1991 as Group Vice President -- Suburban and Upstate New York and from 1993 to December 1994 served as Group Vice
President -- Manhattan. Joined Unisys Corporation as President of the Communications Line of Business in January 1995. Director of Fleet Bank. Vice Chairman, Business Committee of the Metropolitan Museum of Art. Member, New York State Governor's Council on Lifetime Health, Fitness and Sports and Dean's Advisory Council, State of New York University at Buffalo. Age 45. Principal
Occupation: President, Communications Line of Business, Unisys Corporation. Director since 1994.

WILLIAM H. LUERS

     Chairman of Transco's Nominating Committee. B.A. Hamilton College, M.A., Columbia University. Served as officer in U.S. Navy 1952 to 1956. Served as a Foreign Service Officer in the Department of State 1957 to 1986 in Italy, Germany and the Soviet Union, as well as in Washington, D.C. From 1978 to 1982 was U.S. Ambassador to Venezuela. From 1983 to 1986 was U.S. Ambassador to Czechoslovakia. Member of the Council on Foreign Relations of New York. Director, IDEX Corporation, Scudder New Europe Fund, Scudder Global Fund, Scudder International Fund, Scudder International Bond Fund. The Rockefeller

Brothers' Fund. The Trust for Mutual Understanding and The Institute for East-West Studies. Age 65. Principal Occupation: President, The Metropolitan Museum of Art. Director since 1986.

FREDERICK H. SCHULTZ

     Member of Transco's Compensation Committee and Nominating Committee. B.A., Princeton University. Served as artillery officer in U.S. Army 1952 to 1954. Employed by The Barnett Bank of Jacksonville 1956 to 1957. Member Florida House of Representatives 1963 to 1970; Speaker of The House 1968 to 1970. Chairman of the Board, Barnett Investment Services, Inc., 1973 to 1979. Vice Chairman, Board of Governors, Federal Reserve System, Washington, D.C., 1979 to 1982. Director, Barnett Banks, Inc., American Heritage Life Insurance Co., Riverside Group, Inc., Southeast Atlantic Corp. and Wickes Lumber Co. Owner and operator, private investment firm. Age 66. Principal Occupation: Investments. Director since 1982.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows certain information about the executive officers as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended, of the Company as of March 3, 1995.

                                                                                   EXECUTIVE
             NAME           AGE                     POSITION                     OFFICER SINCE
    ----------------------  ---     -----------------------------------------    -------------
    John P. Des Barres....  55      Chairman of the Board, President & Chief     October 1991
                                      Executive Officer
    Robert W. Best........  48      Senior Vice President -- Natural Gas         January 1991
    Larry J. Dagley.......  46      Senior Vice President & Chief Financial      August 1985
                                      Officer
    David E. Varner.......  57      Senior Vice President, General Counsel &     May 1982
                                      Secretary
    Nicholas J.
      Neuhausel...........  49      Senior Vice President -- Human               June 1993
                                      Resources & Administration

     With the exception of the following, all officers of the Company have been employed by the Company or its subsidiaries for more than the last five years.

     John P. Des Barres joined Transco in October 1991 as President and Chief Executive Officer. He was elected Chairman of the Board in May 1992. Prior to joining Transco, Mr. Des Barres served from April 1988 through September 1991 as Chairman, President and Chief Executive Officer of Santa Fe Pacific Pipelines, Inc. Prior to joining Santa Fe, he served as President of Sun Pipe Line Company, a subsidiary of Sun Company, Inc., a diversified energy company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on a review of the copies of forms and amendments required by Section 16(a) of the Securities Exchange Act of 1934 received by the Company, or written representations that no filings were required, the Company believes that during 1994 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent stockholders were met.

ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The table below discloses the annual and long-term compensation awarded or paid to or earned by (i) the Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1994 ((i) and (ii) above collectively referred to herein as the "Named Executive Officers" and individually referred to as a "Named Executive Officer") for services rendered to the Company in all capacities for the fiscal years ended December 31, 1994, 1993 and 1992.

               TRANSCO ENERGY COMPANY SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                         ---------------------------------
                                        ANNUAL COMPENSATION                      AWARDS            PAYOUTS
                               -------------------------------------     -----------------------   -------
         (A)             (B)      (C)          (D)          (E)             (F)          (G)         (H)           (I)
----------------------  -----  ---------     --------   ------------     ----------   ----------   -------   ---------------
                                                                                      SECURITIES
                                                           OTHER         RESTRICTED   UNDERLYING
                                                           ANNUAL          STOCK       OPTIONS      LTIP
       NAME AND                                         COMPENSATION      AWARD(S)      /SARS      PAYOUTS      ALL OTHER
  PRINCIPAL POSITION    YEAR   SALARY($)     BONUS($)      ($)(1)          ($)(2)        (#)         ($)     COMPENSATION($)
----------------------  -----  ---------     --------   ------------     ----------   ----------   -------   ---------------
John P. Des Barres,     1994   $534,250 (3)  $272,500     $ 59,686(4)     $      0     232,300     $65,835        $     0
 Chairman of the        1993   $513,000 (3)  $275,000     $100,662(4)     $      0           0     $     0        $     0
 Board, President       1992   $486,667 (3)  $200,000     $383,520(4)(5)  $      0           0     $     0        $     0
 and Chief Executive
 Officer

Robert W. Best,         1994   $330,171      $137,200     $      0        $      0     115,800     $30,457(6)     $61,261(7)
 Senior Vice            1993   $315,000      $136,900     $ 11,050(4)     $      0           0     $20,439(6)     $70,182(7)
 President              1992   $307,438      $ 90,000     $182,602(8)     $144,375      12,500     $     0        $47,530(7)
 Natural Gas

Larry J. Dagley,        1994   $241,667      $100,000     $ 27,269(4)     $      0      79,000     $15,362(6)     $     0
 Senior Vice            1993   $213,523      $101,800     $ 26,211(4)     $      0      20,000     $10,311(6)     $     0
 President and          1992   $193,750      $ 64,000     $ 17,461(4)     $ 82,688           0     $ 8,114(9)     $     0
 Chief Financial
 Officer

David E. Varner,        1994   $245,833      $100,000     $ 24,629(4)     $      0      75,700     $24,140(6)     $     0
 Senior Vice            1993   $240,000      $ 83,400     $ 28,349(4)     $      0           0     $16,159(6)     $     0
 President,             1992   $237,500      $ 50,000     $ 23,161(4)     $      0           0     $13,737(9)     $     0
 General Counsel and
 Secretary

Nicholas J. Neuhausel,  1994   $204,667      $ 72,800     $  7,337(4)     $      0      58,100     $     0        $     0
 Senior Vice            1993   $109,091      $ 43,000     $      0        $      0      15,000     $     0        $     0
 President,
 Human Resources and
 Administration

---------------

(1) Excludes perquisites and other personal benefits, securities and property paid to or earned by a Named Executive Officer, the aggregate amount of which is the lesser of $50,000 or 10% of the annual salary and bonus reported for such person in columns (c) and (d).

(2) As of the close of business on December 31, 1994, Mr. Des Barres held 20,000 shares of Restricted Stock with a value of $332,500. On January 1, 1995, 10,000 of such shares vested and the remaining 10,000 shares will vest on January 1, 1996, assuming Mr. Des Barres is an employee of the Company on the vesting dates. As of the close of business on December 31, 1994, Messrs. Best and Dagley held 5,500 and 3,150 shares of Restricted Stock, with a value of $91,438 and $52,369, respectively. Such Restricted Stock shares vest at a rate of 2,750 and 1,575, respectively, annually on each March 24 in 1995 and 1996, assuming the holder is an employee of the Company on the vesting dates. The Company has elected to report performance-based Restricted Stock in column (h) upon the vesting thereof. As of the close of business on December 31, 1994, Messrs. Best, Dagley, Des Barres, Neuhausel and Varner held 18,050,
                                             (Notes continued on following page)

    10,050, 35,750, 4,200 and 12,050 shares of performance-based Restricted Stock and 9,025, 5,025, 17,875, 2,100 and 6,025 corresponding Restricted Stock Units, respectively. The value of this Restricted Stock for Messrs. Best, Dagley, Des Barres, Neuhausel and Varner as of December 31, 1994 (excluding the 1992 grants, the payment of which is reported in column (h) and discussed in footnote 6 below) was $300,081, $167,081, $594,344, $69,825 and $200,331, respectively. This Restricted Stock is subject to performance-based vesting conditions. During the restriction period, all of the aforementioned shares of Restricted Stock are entitled to receive dividends payable to stockholders. All Restricted Stock values in this footnote are calculated based upon the closing price of Transco's Common Stock on December 31, 1994.

         As a result of the tender offer by Williams, the performance measurement periods scheduled to end December 31, 1995 and 1996 ended one day prior to the expiration of the tender offer. The number of shares of common stock earned and issuable for these performance measurement periods in exchange for restricted stock and restricted stock units were paid in cash at a price of $17.50 per share during the first quarter of 1995. Non-performance-based restricted stock will become vested at the consummation of the Merger and will be converted into the right to receive unrestricted shares of Williams common stock.

(3) Includes director's fees of $8,000 in 1994, $13,000 in 1993 and $20,000 in
    1992.

(4) Includes, except for Mr. Best, the value (as of the date of allocation) of shares of the Company's Common Stock allocated pursuant to the Company's Tran$tock Plan and accruals under the Company's Benefit Restoration Plan (an Internal Revenue Code Section 415 Excess Plan) related to Tran$tock allocations which would have been made under the Tran$tock Plan but for certain limitations imposed under the Internal Revenue Code.

(5) Also includes moving and relocation expenses including tax gross-up ($257,033) and other perquisites and personal benefits ($25,075).

(6) Represents cash value of Restricted Stock which vested pursuant to grants under the Company's 1991 Incentive Stock Plan. This Restricted Stock was issued in 1992 and vesting was subject to certain performance criteria under which all or a portion would be earned upon attainment by the Company, during a performance period beginning on January 1, 1992 and ending on December 31, 1994, of certain performance goals.

(7) Includes (i) a matching contribution under the Texas Gas Thrift Plan ($10,262 for 1992, $10,013 for 1993 and $6,750 for 1994), (ii) a related accrual ($3,562 for 1993 and $8,855 for 1994) under the Texas Gas Excess Benefit Plan (an Internal Revenue Code Section 415 Excess Plan), and (iii) amounts accrued to provide a retirement benefit ($35,888 for 1992, $55,047 for 1993 and $43,932 for 1994) and to provide a death benefit ($1,380 for 1992, $1,560 for 1993 and $1,724 for 1994) under the Texas Gas Salary Continuation Plan.

(8) Includes moving and relocation expenses including tax gross-up ($156,236), other perquisites and personal benefits ($19,555) and dividends on performance-based Restricted Stock (i.e., Restricted Stock that vests only if the Company achieves certain performance goals).

(9) Represents cash payment for Performance Units earned pursuant to grants under the Company's 1983 Incentive Plan. When these Performance Units were granted in 1989, the performance criteria under which all or a portion would be earned required that the Company and certain subsidiaries achieve certain performance goals. In 1990, the performance criteria was revised to condition the vesting of all or a portion of the awards upon the attainment of certain performance goals solely by the Company.

OPTIONS GRANTED IN LAST FISCAL YEAR

     Shown below is further information on the stock options, reflected in column (g) of the Summary Compensation Table, granted pursuant to the Company's 1991 Incentive Stock Plan during the fiscal year ended December 31, 1994 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                  % OF TOTAL
                                                   OPTIONS
                                                  GRANTED TO
                                      OPTIONS     EMPLOYEES      EXERCISE OR
                                      GRANTED     IN FISCAL      BASE PRICE    EXPIRATION    GRANT DATE
                NAME                  (#)(1)         YEAR         ($/SHARE)       DATE        VALUE(2)
                ----                  -------     ----------     -----------   ----------    ----------
John P. Des Barres..................  232,300        23.10%        $ 15.50       5/16/04     $1,015,151
Robert W. Best......................  115,800        11.52%        $ 15.50       5/16/04     $  506,046
Larry J. Dagley.....................   79,000         7.86%        $ 15.50       5/16/04     $  345,230
David E. Varner.....................   75,700         7.53%        $ 15.50       5/16/04     $  330,809
Nicholas J. Neuhausel...............   58,100         5.78%        $ 15.50       5/16/04     $  253,897

---------------
(1) These options vest at a rate of 25% annually, expire ten years after the date of grant and, if held for more than 6 months, may be accelerated automatically upon a change in control of the Company or, if approved by the Compensation Committee, upon the occurrence of certain other events such as retirement. The exercise price is equal to the market value of the Company's Common Stock on the date of grant. The stock options contain a tax withholding feature which permits the optionee, with the consent of the Compensation Committee, to surrender shares for the payment of any taxes due in connection with the exercise of the option.

         As a result of the tender offer by Williams, these options vested upon the completion of the tender offer. If the stock options are not exercised prior to or at the effective time of the Merger, the options will be cancelled and holders of the options will have the choice to receive an amount in cash, to the extent the option price of the options is below $17.50, or to receive replacement options from Williams.

(2) The estimated present value of stock options is based on the Black-Scholes Model, a mathematical formula that calculates a theoretical option value based on certain assumptions. The assumptions used in calculating the values that appear in this column are as follows: a volatility factor of 0.2493 for the 12 months preceding date of grant, a risk-free rate of return of 7.31%, yield on U.S. Treasury zero-coupon bond expiring in May 2004, a dividend yield of 3.87%, and a time of exercise of ten years, based on the annual dividend rate as of the date of grant. The actual value, if any, that a Named Executive Officer may realize will depend on the spread between the option price and the market price on the date the option is exercised. Therefore, there can be no assurance that the value estimated by the Black-Scholes Model will be predictive of the actual value realized by the Named Executive Officer on the date the option is exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     None of the Named Executive Officers exercised any stock options during fiscal year 1994. Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted under the Company's 1991 Incentive Stock Plan or 1983 Incentive Plan to the Named Executive Officers and held by them at December 31, 1994.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                         UNDERLYING                 IN-THE-MONEY(1)
                                                   UNEXERCISED OPTIONS AT          OPTIONS AT FISCAL
                                                     FISCAL YEAR-END(#)               YEAR-END($)
                      NAME                        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
------------------------------------------------  -------------------------   ---------------------------
John P. Des Barres..............................        70,350/255,750                  $0/$261,338
Robert W. Best..................................        50,675/129,125                  $0/$130,275
Larry J. Dagley.................................         42,071/98,313               $1,875/$94,500
David E. Varner.................................         51,525/81,575                   $0/$85,163
Nicholas J. Neuhausel...........................          3,750/69,350               $7,031/$86,456

---------------
(1) A stock option is considered to be "in-the-money" if the market price of the related stock is higher than the exercise price of the option. The Transco Common Stock price at December 31, 1994 was $16.625 per share.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

     Shown below is information with respect to long-term incentive awards made to the Named Executive Officers in the fiscal year ended December 31, 1994 under the Company's 1991 Incentive Stock Plan.

                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

                             NUMBER OF         PERFORMANCE OR       ESTIMATED FUTURE PAYOUTS UNDER NON-
                           SHARES, UNITS     OTHER PERIOD UNTIL           STOCK PRICE-BASED PLANS
                             OR OTHER           MATURATION OR      -------------------------------------
          NAME               RIGHTS(#)             PAYOUT          THRESHOLD(#)   TARGET(#)   MAXIMUM(#)
-------------------------  -------------     -------------------   ------------   ---------   ----------
John P. Des Barres.......      17,400(1)     1/03/94 to 12/31/96       2,958        17,400      26,100
                                8,700(2)
Robert W. Best...........       8,800(1)     1/03/94 to 12/31/96       1,496         8,800      13,200
                                4,400(2)
Larry J. Dagley..........       5,600(1)     1/03/94 to 12/31/96         952         5,600       8,400
                                2,800(2)
David E. Varner..........       5,850(1)     1/03/94 to 12/31/96         995         5,850       8,775
                                2,925(2)
Nicholas J. Neuhausel....       4,200(1)     1/03/94 to 12/31/96         714         4,200       6,300
                                2,100(2)

---------------
(1) Represents performance-based Restricted Stock granted pursuant to the 1991 Incentive Stock Plan. A grantee of such Restricted Stock is the record owner thereof during the restriction period and has all rights of a stockholder including the right to vote and to receive dividends; provided, however, that such grantee does not have the right to transfer such Restricted Stock until the restrictions relating thereto are removed by the Compensation Committee upon the achievement by the Company of certain performance goals. The performance criterion for these awards is based upon the Company's total shareholder return relative to a peer group of other companies.

(2) Represents the grant of Restricted Stock Units which are issued in conjunction with the Restricted Stock presented immediately above. A Restricted Stock Unit represents one share of Common Stock to be issued to the grantee in the future upon the determination by the Compensation Committee that the Company has achieved specified performance goals in excess of the goals set for a corresponding grant of Restricted Stock. All awards of Restricted Stock and Restricted Stock Units presented above are accompanied by tax withholding rights.

TRANSCO ENERGY COMPANY RETIREMENT PLAN AND SUPPLEMENTAL RETIREMENT BENEFIT PLAN PENSION TABLE

     The following table shows the estimated annual benefits that would be payable upon normal retirement under the Transco Retirement Plan and, if applicable, the Transco Supplemental Retirement Agreements, to employees in various earnings classifications with representative years of service, assuming in each case that the employee elected a single life annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Transco Supplemental Retirement Agreements provides benefits to participating executives that cannot be paid under the Transco Retirement Plan because of limitations imposed by the Internal Revenue Code on benefits payable under a qualified plan.

                               PENSION PLAN TABLE

                                                              YEARS OF SERVICE
                                           -------------------------------------------------------
             REMUNERATION(1)                 15          20          25          30          35
-----------------------------------------  -------     -------     -------     -------     -------
$  200,000...............................   50,677      67,569      84,461     101,353     118,245
$  400,000...............................  103,177     137,569     171,961     206,353     240,745
$  600,000...............................  155,677     207,569     259,461     311,353     363,245
$  800,000...............................  208,177     277,569     346,961     416,353     485,745
$1,000,000...............................  260,677     347,569     434,461     521,353     608,245

---------------

(1) The covered compensation upon which final average earnings are computed under the Transco Retirement Plan is the base compensation of the participant, excluding bonuses, commissions, per diem, premium pay or any other extra compensation, reimbursement for business expenses, group life insurance premiums, overtime pay, or any benefits under the Transco Retirement Plan or any other benefit plan with the exception of Internal Revenue Code Section 401(k) contributions made under the Transco Thrift Plan and salary reduction contributions made under the Company's Internal Revenue Code Section 125 cafeteria plan and is subject to the Internal Revenue Code limitation described above. This base compensation is set forth in column
    (c) of the Summary Compensation Table. Final average earnings are computed by averaging covered compensation over the highest three consecutive years out of the final five years prior to retirement. Under the Transco Supplemental Retirement Agreements, the covered compensation includes all covered compensation under the Transco Retirement Plan, without regard to the Internal Revenue Code limitation described above, plus annual incentive compensation. This annual incentive compensation is set forth in column (d) of the Summary Compensation Table.

     The current years of service with the Company for the Named Executive Officers as of December 31, 1994 are: Mr. Des Barres 3.33 years, Mr. Dagley 9.42 years, Mr. Varner 12.67 years, Mr. Neuhausel 1.58 years, respectively. Mr. Best does not participate in this plan. Mr. Des Barres has a Supplemental Retirement Agreement which credits him with an additional 28 years of service for the purposes of calculating his retirement benefit. Mr. Des Barres vested in this benefit on September 30, 1994. Any amount received under this agreement is required to be reduced by any amount Mr. Des Barres receives under any other employer's retirement plan. This agreement was entered into by the Company and Mr. Des Barres in connection with his acceptance of employment with the Company and is intended to replace a similar benefit which he had been provided by his previous employer.

TEXAS GAS RETIREMENT PLAN AND SUPPLEMENTAL RETIREMENT BENEFIT PLAN PENSION TABLE

     The following table shows estimated annual benefits that would be payable on normal retirement under the Texas Gas Retirement Plan and, if applicable, the Texas Gas Supplemental Retirement Benefit Plan to participants in such plans in various earnings classifications, with representative years of service, assuming in each case that the employee elected a five-year certain and life thereafter annuity as the form of benefit payment. Benefits listed in the table are not subject to a deduction for offsets for social security or other offset amounts. The Texas Gas Supplemental Retirement Benefit Plan provides benefits to participating executives that cannot be paid under the Retirement Plan because of certain limitations imposed by the Internal Revenue Code on the benefits payable under a qualified plan.

                               PENSION PLAN TABLE

                                                                  YEARS OF SERVICE
                                                   -----------------------------------------------
REMUNERATION(1)                                      15        20        25        30        35
-------------------------------------------------  -------   -------   -------   -------   -------
$  200,000.......................................   48,180    64,240    80,300    96,360   112,420
$  400,000.......................................   96,930   129,240   161,550   193,860   226,170
$  600,000.......................................  145,680   194,240   242,800   291,360   339,920
$  800,000.......................................  194,430   259,240   324,050   388,860   453,670
$1,000,000.......................................  243,180   324,240   405,300   486,360   567,420

---------------

(1) The covered compensation upon which final average earnings are computed under the Texas Gas Retirement Plan and the Texas Gas Supplemental Retirement Benefit Plan is the base compensation of the participant, excluding overtime, bonuses, commissions, payments under an employee benefit plan, or other special compensation without regard to the Internal Revenue Code limitation described above. This base compensation is set forth in column (c) of the Summary Compensation Table.

     Mr. Best, whose years of service at December 31, 1994 were 20.25 years, is the only Named Executive Officer who participates in the Texas Gas Retirement Plan or the Texas Gas Supplemental Retirement Benefit Plan.

TERMINATION AND SEVERANCE AGREEMENTS

     A Termination Agreement between Transco and Mr. Des Barres is currently in effect. This Agreement provides that if a "change in control"(1) occurs, and Mr. Des Barres' employment with Transco terminates within five years after the change in control and prior to his 65th birthday, Transco will pay him, as a termination payment, a lump sum equal to his annual salary, estimated bonus amounts based upon a certain target award percentage which must equal at least 50 percent of his base salary and the value of certain benefits under Transco's benefit plans and programs which would have accrued during a period of up to five years after the change in control, subject to certain adjustments and offsets. Mr. Dagley and Mr. Varner have also entered into Termination Agreements with provisions similar to those described above for Mr. Des Barres, except that each shall be entitled to receive, upon termination within three years after a change in control, a lump sum amount equal to the sum of annual base salary, estimated bonus amounts and certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to three years after the change in control. In addition, a Termination Agreement is also in effect for Mr. Neuhausel. Mr. Neuhausel's Termination Agreement has the same provisions as the Agreements of Messrs. Dagley and Varner, except that his total payments under the Termination Agreement will be limited to an amount such that no payments to him will be "excess parachute payments" for tax purposes.

     Mr. Des Barres has also entered into a Severance Agreement which provides benefits similar to the Termination Agreement for the period from the date of termination and ending September 1996, but is not conditioned upon the occurrence of a change in control of Transco. The Severance Agreement terminates in September 1996, unless extended by mutual agreement. Mr. Best has entered into a Severance Agreement with provisions similar to those described for Mr. Des Barres, except that the Severance Agreement provides,

---------------

(1)A "Change of Control" is defined to include the acquisition by any person of beneficial ownership of 25% or more of the outstanding shares of Transco common stock, approval by the stockholders of the Company of a reorganization, merger or consolidation, subject to certain circumstances, and approval by the stockholders of the Company of a complete liquidation of dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, subject to certain circumstances.

upon termination of employment by Transco, for the payment by Transco of a lump sum equal to Mr. Best's annual base salary, estimated bonus amounts and the value of certain benefits under Transco's employee benefit plans and programs which would have accrued during a period of up to three years after termination. Messrs. Dagley, Neuhausel and Varner have entered into Severance Agreements with provisions similar to those described above for Mr. Best, except that the Agreements provide for the payment by Transco of benefits which would have accrued during a one-year period after termination and the payment of the annual base salary amount is to be paid in semi-monthly installments for twelve months and certain benefits for tax, financial and outplacement counseling.

     Transco, Williams and each of Messrs. Des Barres, Dagley, Neuhausel and Varner entered into agreements dated as of December 11, 1994 providing that such executives agree to eliminate their rights under their Severance Agreements upon any termination of their employment following a change of control in which they receive benefits under their Termination Agreements except that (i) in the case of Messrs. Des Barres, Dagley and Varner, to the extent they would receive less than one year's salary as severance under their respective Termination Agreement, they will continue to receive the balance of one year as severance under their Severance Agreement, and (ii) in the case of Messrs. Dagley, Neuhausel and Varner, they will continue to receive certain tax, financial counseling and outplacement benefits provided under their Severance Agreements.

     On December 11, 1994, the Board of Directors established the Senior Executive Special Bonus and Retention Plan (the Senior Executive Plan), under which the participants received bonuses as a result of the consummation of the tender offer by Williams and will receive bonuses following the consummation of the Merger or another Extraordinary Transaction (as defined in the Senior Executive Plan) involving Transco, if such event occurs on or before December 31, 1995. The bonuses payable under the Senior Executive Plan consist of (i) a cash bonus (Transaction Bonus) which was paid upon the consummation of the tender offer, and (ii) a retention bonus (Retention Bonus) in an amount equal to the Transaction Bonus, also payable in cash, on the later of December 31, 1995 or the sixth month anniversary of the effective date of the Merger or another Extraordinary Transaction. An individual participant will be eligible to receive the Retention Bonus only if (i) he is employed by Transco on the date the Retention Bonus becomes payable, (ii) his employment is terminated by Transco before the Extraordinary Transaction in anticipation of, or at the request of a party intending to consummate, the Extraordinary Transaction, or (iii) his employment is terminated by the participant for "good reason" or by Transco without "cause" (as defined in the participant's Termination Agreement with Transco) before the Retention Bonus becomes payable. The participants in the program, and the aggregate amount of the combined Transaction Bonus and Retention Bonus that each of them is eligible to receive under the Senior Executive Plan are: Messrs. Des Barres ($2,062,500), Best ($1,375,000), Dagley ($1,375,000) and Varner ($687,500). Pursuant to such participants' Termination Agreements (or in the case of Mr. Best, his Severance Agreement), Transco indemnifies the participants against certain excise taxes payable by them, which would include any such excise taxes payable on bonuses under the Senior Executive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY OWNERSHIP

     The following identifies all persons known to the Company, as of February 28, 1995, to be beneficial owners of more than 5% of any class of the Company's voting securities.

                                                                       AMOUNT AND
                                                                       NATURE OF        PERCENT OF
                                                                       BENEFICIAL       OUTSTANDING
 TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP           CLASS
----------------      ----------------------------------------------   ----------       -----------
Common Stock:         The Williams Companies, Inc.                     24,600,000(1)       60.36
                        One Williams Center
                        Tulsa, Oklahoma 74172
                      Sasco Capital, Incorporated                       3,454,300(2)        8.48
                        10 Sasco Hill Road
                        Fairfield, Connecticut 06430
                      The Prudential Insurance Company of America       2,363,472(3)        5.80
                        Prudential Plaza
                        Newark, New Jersey 07102-3777


---------------
(1) According to a Schedule 13D filed with the Securities and Exchange Commission (the SEC) by The Williams Companies, Inc. (Williams), as of January 30, 1995, Williams had sole voting and dispositive power over 24,600,000 shares of the Company's Common Stock. Williams had no shared powers with respect to any other shares of the Company. See "Item 1. Merger with Williams."

(2) According to a Schedule 13G filed with the SEC by Sasco Capital, Incorporated (Sasco), as of December 31, 1994, Sasco had sole voting power over 1,768,100 shares of the Company's Common Stock and sole dispositive power over 3,454,300 shares of the Company's Common Stock. Sasco had no shared powers with respect to any other shares of the Company.

(3) According to a Schedule 13G filed with the SEC by The Prudential Insurance Company of America (Prudential), as of December 31, 1994, Prudential had sole voting and dispositive power over 19,286 shares of the Company's Common Stock, shared voting power over 2,332,100 shares, and shared dispositive power over 2,333,100 shares.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following sets forth, as to the Common Stock of the Company, the number of such securities held by each Director, each of the Named Executive Officers and the Directors and executive officers of the Company as a group. None of the Company's Directors and executive officers own any of the Company's Cumulative Convertible Preferred Stock, $3.50 Series or $4.75 Series.

                                                                         AMOUNT AND
                                                                          NATURE OF
                                                                         BENEFICIAL
                                                                          OWNERSHIP       PERCENT
                                                                            AS OF           OF
                                 NAME                                   MARCH 3, 1995      CLASS
                                 ----                                   -------------     -------

     Directors
Gordon F. Ahalt.......................................................     13,392.000        .03
Benjamin F. Bailar....................................................     13,392.000        .03
Keith E. Bailey.......................................................             --         --
John C. Bumgarner Jr..................................................             --         --
John P. Des Barres....................................................    351,046.273        .85
Robert W. Fri.........................................................     13,122.127        .03
J. David Grissom......................................................     13,091.000        .03
Patricia L. Higgins...................................................      5,000.000        .01
William H. Luers......................................................     13,091.000        .03
Frederick H. Schultz..................................................     13,091.000        .03

     Named Executive Officers
Robert W. Best........................................................    187,228.000        .46
Larry J. Dagley.......................................................    146,580.623        .36
David E. Varner.......................................................    143,950.251        .35
Nicholas J. Neuhausel.................................................     73,279.789        .18

Directors and executive officers as a group (14 persons)..............    986,265.419       2.37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. INDEX

                                                                               PAGE REFERENCE TO
                                                                               -----------------
                                                                                   1994 10-K
                                                                               -----------------
1.   FINANCIAL STATEMENTS:
     Report of Independent Public Accountants...............................           41
     Consolidated Balance Sheet as of December 31, 1994 and 1993............           43
     Consolidated Statement of Operations for the Years Ended December 31,
      1994, 1993 and 1992...................................................           45
     Consolidated Statement of Cash Flows for the Years Ended December 31,
      1994, 1993 and 1992...................................................           46
     Consolidated Statement of Common Stockholders' Equity for the Years
      Ended December 31, 1994, 1993 and 1992................................           47
     Schedule of Segment Information for the Years Ended December 31, 1994,
      1993 and 1992.........................................................           48
     Notes to Consolidated Financial Statements.............................           51
     Consent of Independent Public Accountants..............................          114

2.   FINANCIAL STATEMENT SCHEDULES:
     Schedule I  -- Condensed financial information of Registrant -- for the
                    years ended December 31, 1994, 1993 and 1992............           90
     Schedule II -- Valuation and qualifying accounts and reserves -- for
                    the years ended December 31, 1994, 1993 and 1992........           93

     The following schedules are omitted because of the absence of the conditions under which they are required:

          III, IV and V.

3. EXHIBITS:

     The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

 (2)   1 --  Agreement and Plan of Merger dated as of December 12, 1994 by and among The
             Williams Companies, Inc., WC Acquisition Corp. and Transco. (Exhibit 2 to
             Schedule 14D-9 Commission File Number 005-19963)
       2 --  Amendment to Agreement and Plan of Merger dated as of February 17, 1995 by and among The Williams Companies, Inc., WC Acquisition Corp. and Transco.
       3 --  Stock Option Agreement dated as of December 12, 1994 by and between The
             Williams Companies, Inc. and Transco. (Exhibit 3 to Schedule 14D-9 Commission
             File Number 005-19963)
 (3)   1 --  Second Restated Certificate of Incorporation, as amended, of Registrant.
             (Exhibit (3)-1 to Transco Form 10-K for 1989 Commission File Number 1-7513)
       2 --  By-Laws of Registrant, as amended.

 (4)   Transco Energy Company

       1 --  Certificate of Designation, Preferences and Rights relating to Registrant's
             Cumulative Convertible Preferred Stock, $3.50 Series. (Exhibit (4)-2 to Transco
             Form 10-K for 1993 Commission File Number 1-7513)
       2 --  Certificate of Designation, Preferences and Rights relating to Registrant's
             Cumulative Convertible Preferred Stock, $4.75 Series. (Registration Statement
             No. 33-1145)

       3 --  Indenture dated as of May 1, 1990 between Transco and The Bank of New York, as
             Trustee. (Transco Form 8-K dated June 25, 1990 Commission File Number 1-7513)
             (a)   First Supplemental Indenture dated as of June 20, 1990 between Transco and The Bank of New York, as Trustee. (Transco Form 8-K dated June 25,
                   1990 Commission File Number 1-7513)
             (b)   Certified Resolutions of Transco Board of Directors, adopted July 20,
                   1990. (Transco Form 8-K dated August 2, 1990 Commission File Number
                   1-7513)
             (c)   Second Supplemental Indenture dated as of November 29, 1990. (Transco
                   Form 8-K dated December 7, 1990 Commission File Number 1-7513)
             (d)   Third Supplemental Indenture dated as of April 23, 1991. (Transco Form
                   8-K dated April 30, 1991 Commission File Number 1-7513)
             (e)   Fourth Supplemental Indenture dated as of August 22, 1991. (Transco Form
                   8-K dated August 27, 1991 Commission File Number 1-7513)

       4 --  Credit Agreement dated as of December 31, 1991 among Transco, the Banks named therein and Citibank, N.A., as Agent and Bank of Montreal, as Co-Agent.
             (Exhibit (4)-13 to Transco Form 10-K for 1991 Commission File Number 1-7513)
             (a)   First Amendment Agreement dated as of March 31, 1992 among Transco, the
                   Banks named therein, Citibank N.A., as Agent and Bank of Montreal, as
                   Co-Agent. (Transco Form 10-Q for March 31, 1992 Commission File Number
                   1-7513)
             (b)   Second Amendment Agreement dated as of May 11, 1992 among Transco, the
                   Banks named therein, Citibank N.A., as Agent and Bank of Montreal, as
                   Co-Agent. (Transco Form 10-Q for March 31, 1992 Commission File Number
                   1-7513)
             (c)   Amended and Restated Credit Agreement dated as of December 31, 1993 among
                   Transco, the Banks named therein, Citibank, N.A., as Agent and Bank of
                   Montreal, as Co-Agent. (Exhibit (4)-5c to Transco Form 10-K for 1993
                   Commission File Number 1-7513)
                   (i)  Second Amendment dated as of December 12, 1994 among Transco, the
                        Banks named therein and Citibank, N.A., as Agent. (Exhibit 30 to
                        Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)
                   (ii) Third Amendment Agreement dated as of December 12, 1994 among
                        Transco, the Banks named therein and Citibank, N.A., as Agent
                        (Exhibit 31 to Amendment No. 3 to Schedule 14D-9 Commission File
                        Number 005-19963)

       5 --  Indenture dated as of July 1, 1992 between Transco and The Bank of New York, as
             Trustee. (Transco Form 8-K dated July 2, 1992 Commission File Number 1-7513)
             (a)   First Supplemental Indenture dated as of October 15, 1993 between Transco and the Bank of New York, as Trustee. (Exhibit (4)-6a to Transco Form
                   10-K for 1993 Commission File Number 1-7513)
             (b)   Second Supplemental Indenture dated as of February 10, 1995 between
                   Transco and the Bank of New York, as Trustee

       6 --  Reimbursement Agreement dated as of December 31, 1993 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit (4)-7 to
             Transco Form 10-K for 1993 Commission File Number 1-7513)
             (a)   Second Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 32
                   to Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)
             (b)   Third Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 33
                   to Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)

       7 --  Credit Agreement dated as of February 23, 1995 by and among TGPL, Texas Gas,
             The Williams Companies Inc., Northwest Pipeline Corporation, Williams Pipe Line
             Company and Citibank, N.A. as agent and the Banks named therein

       8 --  Credit Agreement dated as of January 23, 1995, by and among The Williams
             Companies, Inc., Transco and TCC

(10)   COMPENSATION PLANS AND MANAGEMENT CONTRACTS

       1  -- 1983 Incentive Plan of Transco. (Transco Registration Statement No. 2-85895)

       2  -- 1991 Incentive Plan of Transco. (Transco Registration Statement No. 33-40495)

       3  -- Amended & Restated 1991 Incentive Stock Plan

       4  -- Transco Incentive Compensation Plan. (Exhibit (10)-4 to Transco Form 10-K for
             1989 Commission File Number 1-7513)

       5  -- Benefit Restoration Plan of Transco. (Exhibit (10)-4 to Transco Form 10-K for
             1992 Commission File Number 1-7513)

       6  -- Transco Tran$tock Employee Stock Ownership Plan. (Transco Registration
             Statement No. 33-11721)

       7  -- Form of Supplemental Retirement Agreement which Transco has entered into with
             Messrs. Dagley and Varner. (Exhibit (10)-7 to Transco Form 10-K for 1992
             Commission File Number 1-7513)

       8  -- Form of Termination Agreement which Transco has entered into with Messrs. Best,
             Dagley and Varner. (Exhibit (10)-8 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

       9  -- Severance Agreement between Transco and John P. Des Barres, effective as of
             September 14, 1991. (Exhibit (10)-10 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

       10 -- Termination Agreement between Transco and John P. Des Barres, effective as of
             September 14, 1991. (Exhibit (10)-11 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

       11 -- Severance Agreement, dated as of March 25, 1992, by and between Transco and
             Robert W. Best. (Exhibit (10)-12 to Transco Form 10-K for 1993 Commission File
             Number 1-7513)

       12 -- Severance Agreement, dated as of March 17, 1993, by and between Transco and
             David E. Varner and schedule identifying substantially similar Severance
             Agreements between Transco and other executive officers. (Exhibit (10)-13 to
             Transco Form 10-K for 1993 Commission File Number 1-7513)

       13 -- Indemnification Agreement between Transco and David E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco and other executive officers. (Exhibit (10)-16 to Transco Form 10-K for 1993
             Commission File Number 1-7513)

       14 -- Termination Agreement dated as of December 11, 1994 between Transco and
             Nicholas J. Neuhausel. (Exhibit 7 to Schedule 14D-9 Commission File Number
             005-19963)

       15 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and Larry J. Dagley dated as of March 25, 1992. (Exhibit 8 to Schedule
             14D-9 Commission File Number 005-19963)

       16 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and David E. Varner dated as of March 25, 1992. (Exhibit 10 to Schedule
             14D-9 Commission File Number 005-19963)

       17 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and John P. Des Barres dated as of October 31, 1991. (Exhibit 11 to
             Schedule 14D-9 Commission File Number 005-19963)

       18 -- Amendment dated as of December 11, 1994 to the Severance Agreement between
             Transco and Robert W. Best dated as of March 25, 1992. (Exhibit 12 to Schedule
             14D-9 Commission File Number 005-19963)

       19 -- Senior Executive Special Bonus and Retention Plan. (Exhibit 13 to Schedule
             14D-9 Commission File Number 005-19963)

       20 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and Larry J. Dagley. (Exhibit 14 to Schedule 14D-9 Commission
             File Number 005-19963)

       21 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and David E. Varner. (Exhibit 15 to Schedule 14D-9 Commission
             File Number 005-19963)

       22 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and Nicholas Neuhausel. (Exhibit 16 to Schedule 14D-9
             Commission File Number 005-19963)

       23 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and John P. Des Barres. (Exhibit 19 to Schedule 14D-9
             Commission File Number 005-19963)

       MATERIAL CONTRACTS -- TRANSCONTINENTAL GAS PIPE LINE CORPORATION

       24 -- Second Restated Certificate of Incorporation, as amended of TGPL. (Exhibit 3.1 to TGPL Form 8-K dated January 23, 1987 Commission File Number 1-7584)
             (a)   Certificate of Amendment, dated July 30, 1992, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17a to Transco Form 10-K for
                   1993 Commission File Number 1-7513)
             (b)   Certificate of Amendment, dated December 22, 1987, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17b to Transco Form 10-K for
                   1993 Commission File Number 1-7513)
             (c)   Certificate of Amendment, dated August 5, 1987, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17c to Transco Form 10-K for
                   1993 Commission File Number 1-7513)

       25 -- By-Laws of TGPL, as amended. (Exhibit (10)-13 to Transco Form 10-K for 1992
             Commission File Number 1-7513)

       26 -- Certificate of Designation, Preferences and Rights relating to TGPL's
             Cumulative Preferred Stock, $8.75 Series. (Exhibit 3.1 to TGPL Form 8-K dated
             January 23, 1987 Commission File Number 1-7584)

       27 -- Indenture dated as of June 1, 1983 between TGPL and RepublicBank Houston,
             National Association, as Trustee. (Exhibit (4)-5 to TGPL Form 10-K for 1989
             Commission File Number 1-7584)
             (a)   First Supplemental Indenture dated September 20, 1984 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5a to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (b)   Second Supplemental Indenture dated as of May 31, 1985 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5b to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (c)   Third Supplemental Indenture dated as of December 3, 1985 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5c to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (d)   Certified Resolutions of a Special Committee of the Board of Directors
                   dated October 31, 1986. (Exhibit (4)-5d to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)
             (e)   Fourth Supplemental Indenture dated as of November 7, 1986 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5e to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (f)   Fifth Supplemental Indenture dated as of January 15, 1987 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5f to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (g)   Certified Resolutions of a Special Committee of the Board of Directors
                   dated January 29, 1987. (Exhibit (4)-5g to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)
             (h)   Sixth Supplemental Indenture dated as of September 15, 1987 from TGPL to
                   First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)

       28 -- Indenture dated September 15, 1992 between TGPL and the Bank of New York, as
             Trustee. (Exhibit 4.2 to TGPL Form 8-K dated September 17, 1992 Commission File
             Number 1-7584)

       MATERIAL CONTRACTS -- TEXAS GAS TRANSMISSION CORPORATION

       29 -- Certificate of Incorporation of Texas Gas (Exhibit 3.1 to Texas Gas Form 10-K
             for 1989 Commission File Number 1-4169)

       30 -- By-Laws of Texas Gas. (Texas Gas Form 10-K for 1991 Commission File Number
             1-4169)

       31 -- Indenture dated July 15, 1992 between Texas Gas and Chase Manhattan Bank
             (Exhibit 4.2 to Texas Gas Form 8-K dated July 16, 1992 Commission File Number
             1-4169)

       32 -- Indenture dated April 11, 1994 between Texas Gas and Chase Manhattan Bank.
             (Exhibit 4.2 to Texas Gas Form 8-K dated April 13, 1994 Commission File Number
             1-4169)

       33 -- Texas Gas Supplemental Benefit Plan. (Exhibit (10)-26 to Transco Form 10-K for
             1993 Commission File Number 1-7513)

(21)   Schedule listing subsidiaries of the Registrant

(23)   Consent of Independent Public Accountants is set forth on page 114

B. REPORTS ON FORM 8-K

     Transco filed the following Current Reports on Form 8-K:

          (i) Form 8-K dated April 7, 1994 with respect to settlement agreements entered into by Transco and TGPL, among others, to resolve litigation with Dakota Gasification Company and the Department of Energy.

          (ii) Form 8-K dated December 12, 1994 with respect to the Agreement and Plan of Merger with The Williams Companies, Inc. and WC Acquisition Corp.

          (iii) Form 8-K dated December 15, 1994 with respect to the reorganization proceeding of Continental Energy Associates Limited Partnership.

          (iv) Form 8-K dated January 18, 1995 with respect to the change of control of Transco.

          (v) Form 8-K dated February 9, 1995 with respect to Transco's fourth quarter earnings.

C. OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 File No. 33-28358 (filed April 28, 1989), No. 2-71716 (filed April 10, 1981),
No. 33-11721 (filed February 3, 1987), No. 2-64025 (filed April 6, 1979), No.
33-31179 (filed September 20, 1979), No. 33-40495 (filed May 9, 1991), No.
33-44478 (filed December 12, 1991), No. 33-47727 (filed May 7, 1992) and
33-53731 (filed May 14, 1994):

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 23RD DAY OF MARCH, 1995.

                                            TRANSCO ENERGY COMPANY
                                            REGISTRANT

                                            BY:        NICK A. BACILE
                                               -----------------------------
                                                      (NICK A. BACILE)
                                               Vice President and Controller
                                               (Principal Accounting Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 23RD DAY OF MARCH, 1995, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                  SIGNATURE                     TITLE
                  ---------                     -----

               GORDON F. AHALT                  Director
-------------------------------------------
              (Gordon F. Ahalt)

             BENJAMIN F. BAILAR                 Director
-------------------------------------------
            (Benjamin F. Bailar)

               KEITH E. BAILEY                  Director
-------------------------------------------
              (Keith E. Bailey)

            JOHN C. BUMGARNER JR.               Director
-------------------------------------------
           (John C. Bumgarner Jr.)

             JOHN P. DES BARRES                 Chairman of the Board, President and Chief
-------------------------------------------       Executive Officer (principal executive
            (John P. Des Barres)                  officer)

               ROBERT W. FRI                    Director
-------------------------------------------
              (Robert W. Fri)

              J. DAVID GRISSOM                  Director
-------------------------------------------
             (J. David Grissom)

            PATRICIA L. HIGGINS                 Director
-------------------------------------------
           (Patricia L. Higgins)

              WILLIAM H. LUERS                  Director
-------------------------------------------
             (William H. Luers)

            FREDERICK H. SCHULTZ                Director
-------------------------------------------
           (Frederick H. Schultz)

              LARRY J. DAGLEY                   Senior Vice President and Chief Financial
-------------------------------------------       Officer (principal financial officer)
             (Larry J. Dagley)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 20, 1995 included in this Form 10-K into Transco's previously filed registration statements on Form S-8 (File Nos. 2-64025, 2-71716, 33-28358, 33-11721, 33-31179, 33-40495, 33-44478, 33-47727 and
33-53731).

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 23, 1995

                               INDEX TO EXHIBITS

     The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

 (2)   1 --  Agreement and Plan of Merger dated as of December 12, 1994 by and among The
             Williams Companies, Inc., WC Acquisition Corp. and Transco. (Exhibit 2 to
             Schedule 14D-9 Commission File Number 005-19963)
       2 --  Amendment to Agreement and Plan of Merger dated as of February 17, 1995 by and among The Williams Companies, Inc., WC Acquisition Corp. and Transco.
       3 --  Stock Option Agreement dated as of December 12, 1994 by and between The
             Williams Companies, Inc. and Transco. (Exhibit 3 to Schedule 14D-9 Commission
             File Number 005-19963)
 (3)   1 --  Second Restated Certificate of Incorporation, as amended, of Registrant.
             (Exhibit (3)-1 to Transco Form 10-K for 1989 Commission File Number 1-7513)
       2 --  By-Laws of Registrant, as amended.

 (4)   Transco Energy Company

       1 --  Certificate of Designation, Preferences and Rights relating to Registrant's
             Cumulative Convertible Preferred Stock, $3.50 Series. (Exhibit (4)-2 to Transco
             Form 10-K for 1993 Commission File Number 1-7513)

       2 --  Certificate of Designation, Preferences and Rights relating to Registrant's
             Cumulative Convertible Preferred Stock, $4.75 Series. (Registration Statement
             No. 33-1145)

       3 --  Indenture dated as of May 1, 1990 between Transco and The Bank of New York, as
             Trustee. (Transco Form 8-K dated June 25, 1990 Commission File Number 1-7513)
             (a)   First Supplemental Indenture dated as of June 20, 1990 between Transco and The Bank of New York, as Trustee. (Transco Form 8-K dated June 25,
                   1990 Commission File Number 1-7513)
             (b)   Certified Resolutions of Transco Board of Directors, adopted July 20,
                   1990. (Transco Form 8-K dated August 2, 1990 Commission File Number
                   1-7513)
             (c)   Second Supplemental Indenture dated as of November 29, 1990. (Transco
                   Form 8-K dated December 7, 1990 Commission File Number 1-7513)
             (d)   Third Supplemental Indenture dated as of April 23, 1991. (Transco Form
                   8-K dated April 30, 1991 Commission File Number 1-7513)
             (e)   Fourth Supplemental Indenture dated as of August 22, 1991. (Transco Form
                   8-K dated August 27, 1991 Commission File Number 1-7513)

       4 --  Credit Agreement dated as of December 31, 1991 among Transco, the Banks named therein and Citibank, N.A., as Agent and Bank of Montreal, as Co-Agent.
             (Exhibit (4)-13 to Transco Form 10-K for 1991 Commission File Number 1-7513)
             (a)   First Amendment Agreement dated as of March 31, 1992 among Transco, the
                   Banks named therein, Citibank N.A., as Agent and Bank of Montreal, as
                   Co-Agent. (Transco Form 10-Q for March 31, 1992 Commission File Number
                   1-7513)
             (b)   Second Amendment Agreement dated as of May 11, 1992 among Transco, the
                   Banks named therein, Citibank N.A., as Agent and Bank of Montreal, as
                   Co-Agent. (Transco Form 10-Q for March 31, 1992 Commission File Number
                   1-7513)
             (c)   Amended and Restated Credit Agreement dated as of December 31, 1993 among
                   Transco, the Banks named therein, Citibank, N.A., as Agent and Bank of
                   Montreal, as Co-Agent. (Exhibit (4)-5c to Transco Form 10-K for 1993
                   Commission File Number 1-7513)
                   (i)  Second Amendment dated as of December 12, 1994 among Transco, the
                        Banks named therein and Citibank, N.A., as Agent. (Exhibit 30 to
                        Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)
                   (ii) Third Amendment Agreement dated as of December 12, 1994 among
                        Transco, the Banks named therein and Citibank, N.A., as Agent
                        (Exhibit 31 to Amendment No. 3 to Schedule 14D-9 Commission File
                        Number 005-19963)


        5 -- Indenture dated as of July 1, 1992 between Transco and The Bank of New York, as
             Trustee. (Transco Form 8-K dated July 2, 1992 Commission File Number 1-7513)
             (a)   First Supplemental Indenture dated as of October 15, 1993 between Transco and the Bank of New York, as Trustee. (Exhibit (4)-6a to Transco Form
                   10-K for 1993 Commission File Number 1-7513)
             (b)   Second Supplemental Indenture dated as of February 10, 1995 between
                   Transco and the Bank of New York, as Trustee

        6 -- Reimbursement Agreement dated as of December 31, 1993 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit (4)-7 to
             Transco Form 10-K for 1993 Commission File Number 1-7513)
             (a)   Second Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 32
                   to Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)
             (b)   Third Amendment dated as of December 12, 1994 among Transco, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 33
                   to Amendment No. 3 to Schedule 14D-9 Commission File Number 005-19963)

        7 -- Credit Agreement dated as of February 23, 1995 by and among TGPL, Texas Gas,
             The Williams Companies Inc., Northwest Pipeline Corporation, Williams Pipe Line
             Company and Citibank, N.A. as agent and the Banks named therein

        8 -- Credit Agreement dated as of January 23, 1995, by and among The Williams
             Companies, Inc., Transco and TCC

(10)   COMPENSATION PLANS AND MANAGEMENT CONTRACTS

        1 -- 1983 Incentive Plan of Transco. (Transco Registration Statement No. 2-85895)

        2 -- 1991 Incentive Plan of Transco. (Transco Registration Statement No. 33-40495)

        3 -- Amended & Restated 1991 Incentive Stock Plan

        4 -- Transco Incentive Compensation Plan. (Exhibit (10)-4 to Transco Form 10-K for
             1989 Commission File Number 1-7513)

        5 -- Benefit Restoration Plan of Transco. (Exhibit (10)-4 to Transco Form 10-K for
             1992 Commission File Number 1-7513)

        6 -- Transco Tran$tock Employee Stock Ownership Plan. (Transco Registration
             Statement No. 33-11721)

        7 -- Form of Supplemental Retirement Agreement which Transco has entered into with
             Messrs. Dagley and Varner. (Exhibit (10)-7 to Transco Form 10-K for 1992
             Commission File Number 1-7513)

        8 -- Form of Termination Agreement which Transco has entered into with Messrs. Best,
             Dagley and Varner. (Exhibit (10)-8 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

        9 -- Severance Agreement between Transco and John P. Des Barres, effective as of
             September 14, 1991. (Exhibit (10)-10 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

       10 -- Termination Agreement between Transco and John P. Des Barres, effective as of
             September 14, 1991. (Exhibit (10)-11 to Transco Form 10-K for 1992 Commission
             File Number 1-7513)

       11 -- Severance Agreement, dated as of March 25, 1992, by and between Transco and
             Robert W. Best. (Exhibit (10)-12 to Transco Form 10-K for 1993 Commission File
             Number 1-7513)

       12 -- Severance Agreement, dated as of March 17, 1993, by and between Transco and
             David E. Varner and schedule identifying substantially similar Severance
             Agreements between Transco and other executive officers. (Exhibit (10)-13 to
             Transco Form 10-K for 1993 Commission File Number 1-7513)

       13 -- Indemnification Agreement between Transco and David E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco and other executive officers. (Exhibit (10)-16 to Transco Form 10-K for 1993
             Commission File Number 1-7513)

       14 -- Termination Agreement dated as of December 11, 1994 between Transco and
             Nicholas J. Neuhausel. (Exhibit 7 to Schedule 14D-9 Commission File Number
             005-19963)

       15 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and Larry J. Dagley dated as of March 25, 1992. (Exhibit 8 to Schedule
             14D-9 Commission File Number 005-19963)

       16 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and David E. Varner dated as of March 25, 1992. (Exhibit 10 to Schedule
             14D-9 Commission File Number 005-19963)

       17 -- Amendment dated as of December 11, 1994 to the Termination Agreement between
             Transco and John P. Des Barres dated as of October 31, 1991. (Exhibit 11 to
             Schedule 14D-9 Commission File Number 005-19963)

       18 -- Amendment dated as of December 11, 1994 to the Severance Agreement between
             Transco and Robert W. Best dated as of March 25, 1992. (Exhibit 12 to Schedule
             14D-9 Commission File Number 005-19963)

       19 -- Senior Executive Special Bonus and Retention Plan. (Exhibit 13 to Schedule
             14D-9 Commission File Number 005-19963)

       20 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and Larry J. Dagley. (Exhibit 14 to Schedule 14D-9 Commission
             File Number 005-19963)

       21 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and David E. Varner. (Exhibit 15 to Schedule 14D-9 Commission
             File Number 005-19963)

       22 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and Nicholas Neuhausel. (Exhibit 16 to Schedule 14D-9
             Commission File Number 005-19963)

       23 -- Agreement dated as of December 11, 1994 between Transco, The Williams
             Companies, Inc. and John P. Des Barres. (Exhibit 19 to Schedule 14D-9
             Commission File Number 005-19963)

       MATERIAL CONTRACTS -- TRANSCONTINENTAL GAS PIPE LINE CORPORATION

       24 -- Second Restated Certificate of Incorporation, as amended of TGPL. (Exhibit 3.1 to TGPL Form 8-K dated January 23, 1987 Commission File Number 1-7584)
             (a)   Certificate of Amendment, dated July 30, 1992, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17a to Transco Form 10-K for
                   1993 Commission File Number 1-7513)
             (b)   Certificate of Amendment, dated December 22, 1987, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17b to Transco Form 10-K for
                   1993 Commission File Number 1-7513)
             (c)   Certificate of Amendment, dated August 5, 1987, to the Second Restated
                   Certificate of Incorporation (Exhibit (10)-17c to Transco Form 10-K for
                   1993 Commission File Number 1-7513)

       25 -- By-Laws of TGPL, as amended. (Exhibit (10)-13 to Transco Form 10-K for 1992
             Commission File Number 1-7513)

       26 -- Certificate of Designation, Preferences and Rights relating to TGPL's
             Cumulative Preferred Stock, $8.75 Series. (Exhibit 3.1 to TGPL Form 8-K dated
             January 23, 1987 Commission File Number 1-7584)

       27 -- Indenture dated as of June 1, 1983 between TGPL and RepublicBank Houston,
             National Association, as Trustee. (Exhibit (4)-5 to TGPL Form 10-K for 1989
             Commission File Number 1-7584)
             (a)   First Supplemental Indenture dated September 20, 1984 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5a to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)

             (b)   Second Supplemental Indenture dated as of May 31, 1985 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5b to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (c)   Third Supplemental Indenture dated as of December 3, 1985 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5c to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (d)   Certified Resolutions of a Special Committee of the Board of Directors
                   dated October 31, 1986. (Exhibit (4)-5d to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)
             (e)   Fourth Supplemental Indenture dated as of November 7, 1986 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5e to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (f)   Fifth Supplemental Indenture dated as of January 15, 1987 from TGPL to
                   RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5f to TGPL Form 10-K for 1989 Commission
                   File Number 1-7584)
             (g)   Certified Resolutions of a Special Committee of the Board of Directors
                   dated January 29, 1987. (Exhibit (4)-5g to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)
             (h)   Sixth Supplemental Indenture dated as of September 15, 1987 from TGPL to
                   First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to TGPL Form 10-K for 1989
                   Commission File Number 1-7584)

       28 -- Indenture dated September 15, 1992 between TGPL and the Bank of New York, as
             Trustee. (Exhibit 4.2 to TGPL Form 8-K dated September 17, 1992 Commission File
             Number 1-7584)

       MATERIAL CONTRACTS -- TEXAS GAS TRANSMISSION CORPORATION

       29 -- Certificate of Incorporation of Texas Gas (Exhibit 3.1 to Texas Gas Form 10-K
             for 1989 Commission File Number 1-4169)

       30 -- By-Laws of Texas Gas. (Texas Gas Form 10-K for 1991 Commission File Number
             1-4169)

       31 -- Indenture dated July 15, 1992 between Texas Gas and Chase Manhattan Bank
             (Exhibit 4.2 to Texas Gas Form 8-K dated July 16, 1992 Commission File Number
             1-4169)

       32 -- Indenture dated April 11, 1994 between Texas Gas and Chase Manhattan Bank.
             (Exhibit 4.2 to Texas Gas Form 8-K dated April 13, 1994 Commission File Number
             1-4169)

       33 -- Texas Gas Supplemental Benefit Plan. (Exhibit (10)-26 to Transco Form 10-K for
             1993 Commission File Number 1-7513)

(21)   Schedule listing subsidiaries of the Registrant

(23)   Consent of Independent Public Accountants is set forth on page 114

(27)   Financial Data Schedule
