Form 10-K405/A
TRANSCO ENERGY CO
filed 1995-03-29
CIK 99231

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
------------------------------------------           ------------------------------
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


COAL DEPOSITS



     All of TCC's coal deposits are held under coal leases in Kentucky and Tennessee. The coal deposits controlled by TCC are primarily leased from independent landowners. Terms of these leases vary considerably; however, the majority of these leases contain provisions allowing TCC to mine such properties until the mineable and merchantable coal thereunder is exhausted, provided that certain minimum production levels are maintained and royalty payments are made.



     The following table sets forth TCC's estimate of its in-place coal deposits in Kentucky and Tennessee as of December 31, 1994. It should be noted that the amount reported is an estimate only, based on geological observations and assumptions, and no assurances can be given that the amount presented will ultimately be recovered.



                                                                       (THOUSAND TONS)(1)(2)
                                                                       ---------------------
    In-Place Coal Deposits.............................................        317,900
                                                                       =================



                                                   (Footnotes on following page)

---------------


(1) The recoverability of the coal deposits is dependent on the mining method. The reports upon which the estimated tonnage is based assumed a 90% mine recovery for surface mine methods and a 67% mine recovery for underground mine methods. Since clean coal thickness was used in the calculations, no further reductions were made for preparation plant losses.



(2) A coal deposit is a coal bearing underground body which has been appropriately sampled and assayed in trenches, outcrops, drilling and/or underground workings to support sufficient tonnage and grade to warrant further exploration. There is no assurance that this deposit may qualify as a commercially viable coal reserve, until a final economic, and legal feasibility study, based upon the test results, is concluded.



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

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 29TH DAY OF MARCH, 1995.


                                            TRANSCO ENERGY COMPANY
                                            REGISTRANT

                                            BY:        NICK A. BACILE
                                                      (NICK A. BACILE)
                                               Vice President and Controller
                                               (Principal Accounting Officer)