Form 10-Q
period 1995-03-31
TRANSCO ENERGY CO
filed 1995-05-15
CIK 99231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $0.50 per share, outstanding as of March 31, 1995 was 41,071,366.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

       COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

       TRANSCO ENERGY COMPANY AND SUBSIDIARIES (TRANSCO)


    The condensed consolidated financial statements included herein have been prepared by Transco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Transco's management, however, all adjustments, consisting only of the pushdown of the purchase price paid by Williams as described in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, and normal and recurring adjustments, necessary for a fair presentation of the financial position as of the dates and results of operations for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and management's discussion contained in Items 7 and 8 of Transco's 1994 Annual Report on Form 10-K.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting.  Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                 Post-Acquisition | Pre-Acquisition
                                                                 ________________ | _______________
                                                                      March 31,   |    December 31,
                                                                       1995       |       1994
                                                                 ________________ | _______________
          ASSETS                                                                  |
         ______                                                                   |
                                                                                  |
                                                                                  |
Current Assets:                                                                   |
  Cash and temporary cash investments                               $     15,861  |  $      32,343
  Deposits                                                                 8,253  |         12,276
  Receivables -                                                                   |
    Trade, net                                                           236,975  |        146,776
    Other                                                                 13,206  |         16,038
  Transportation and exchange gas receivable                             111,157  |        108,905
  Gas supply realignment costs recoverable from customers                 17,730  |         26,710
  Inventories                                                             97,601  |         99,030
  Deferred income tax benefits                                           178,771  |         36,413
  Assets held for sale                                                   121,910  |              -
  Other                                                                   55,778  |         62,665
                                                                   ______________ | _______________
      Total current assets                                               857,242  |        541,156
                                                                   ______________ | _______________
                                                                                  |
Investments, at cost plus equity in undistributed earnings                17,910  |         21,505
                                                                   ______________ | _______________
                                                                                  |
Property, Plant and Equipment, at cost:                                           |
  Natural gas transmission plant-jurisdictional                        3,871,406  |      5,214,320
    Less-Accumulated depreciation and amortization                        39,583  |      2,795,650
                                                                   ______________ | _______________
                                                                                  |
      Natural gas transmission plant-jurisdictional, net               3,831,823  |      2,418,670
                                                                   ______________ | _______________
                                                                                  |
  Natural gas gathering and liquids separation and                                |
  fractionation plant                                                     28,600  |        212,974
    Less-Accumulated depreciation and amortization                           330  |         35,036
                                                                   ______________ | _______________
      Natural gas gathering and liquids separation and                            |
      fractionation plant, net                                            28,270  |        177,938
                                                                   ______________ | _______________
                                                                                  |
  Coal properties                                                              -  |        413,951
    Less-Accumulated depreciation, depletion and amortization                  -  |        152,686
                                                                   ______________ | _______________
      Coal properties, net                                                     -  |        261,265
                                                                   ______________ | _______________
                                                                                  |
  Other property, plant and equipment                                      1,092  |         10,646
    Less-Accumulated depreciation and amortization                            86  |          4,921
                                                                   ______________ | _______________
      Other property, plant and equipment, net                             1,006  |          5,725
                                                                   ______________ | _______________
                                                                                  |
      Total property, plant and equipment, net                         3,861,099  |      2,863,598
                                                                   ______________ | _______________
                                                                                  |
Other Assets:                                                                     |
  Nonoperating interest in coalbed methane properties, net                     -  |         86,334
  Notes receivable                                                         2,000  |         13,000
  Other                                                                  372,457  |        247,026
                                                                   ______________ | _______________
      Total other assets                                                 374,457  |        346,360
                                                                   ______________ | _______________
                                                                                  |
                                                                    $  5,110,708  |  $   3,772,619
                                                                   ______________ | _______________
                                                                   ______________ | _______________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting.  Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                               TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Thousands of Dollars)
                                             (Unaudited)

                                                                   Post-Acquisition |  Pre-Acquisition
                                                                   ________________ |  _______________
                                                                       March 31,    |     December 31,
                                                                         1995       |         1994
                                                                   ________________ |  _______________
       LIABILITIES AND STOCKHOLDERS' EQUITY                                         |
       ____________________________________                                         |
                                                                                    |
                                                                                    |
Current Liabilities:                                                                |
  Short-term debt                                                   $          -    |  $      27,000
  Current maturities of long-term debt                                   166,345    |        150,102
  Payables -                                                                        |
    Trade                                                                201,461    |        206,325
    Other                                                                 57,014    |         82,053
  Transportation and exchange gas payable                                 55,962    |         52,765
  Accrued federal income taxes                                            24,884    |         19,219
  Other accrued liabilities                                              244,258    |        193,491
  Reserve for producer settlements, legal and regulatory issues            7,990    |         17,724
  Reserve for rate refunds                                                24,082    |         68,863
  Other                                                                   56,796    |         41,732
                                                                   ______________   |  ______________
      Total current liabilities                                          838,792    |        859,274
                                                                   ______________   |  ______________
                                                                                    |
Advances from Williams                                                   661,619    |              -
                                                                   ______________   |  ______________
                                                                                    |
Long-Term Debt, less current maturities                                1,540,446    |      1,785,575
                                                                   ______________   |  ______________
                                                                                    |
Other Liabilities and Deferred Credits:                                             |
  Income taxes                                                           744,441    |        285,438
  Income taxes refundable to customers                                    11,387    |         14,150
  Accrued pension cost                                                     7,414    |         12,496
  Other                                                                  417,437    |        139,438
                                                                   ______________   |  ______________
      Total other liabilities and deferred credits                     1,180,679    |        451,522
                                                                   ______________   |  ______________
                                                                                    |
Commitments and Contingencies (Notes C, D and E)                                    |
                                                                                    |
Preferred Stock of Subsidiary, net-redeemable                                  -    |         49,375
                                                                   ______________   |  ______________
                                                                                    |
                                                                                    |
Convertible Preferred Stock, net-non-redeemable                          121,328    |        265,322
                                                                   ______________   |  ______________
                                                                                    |
Common Stockholders' Equity:                                                        |
  Common stock $0.50 par value: authorized 150,000,000                              |
    shares; issued and outstanding 41,071,366 and                                   |
    41,431,419 shares in 1995 and 1994, respectively                      20,536    |         20,716
  Premium on capital stock and other paid-in capital                     734,247    |        507,448
  Retained earnings (deficit)                                             13,061    |       (156,921)
                                                                   ______________   |  ______________
                                                                         767,844    |        371,243
  Less-Treasury stock, at cost, 514,444 shares in 1994                         -    |          7,695
       Restricted stock, 87,689 shares in 1994                                      |
            Deferred compensation                                              -    |          1,997
                                                                   ______________   |  ______________
       Total common stockholders' equity                                 767,844    |        361,551
                                                                   ______________   |  ______________
                                                                                    |
                                                                    $  5,110,708    |  $   3,772,619
                                                                   ______________   |  ______________
                                                                   ______________   |  ______________

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting.
Accordingly,  the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                                           TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Thousands, except per share amounts)
                                                         (Unaudited)

                                                 Post-Acquisition   |                Pre-Acquisition
                                                __________________  |  __________________________________________
                                                                    |     For the Period
                                                  For the Period    |     January 1, 1995         For the Three
                                                 January 18, 1995   |           to                Months Ended
                                                 to March 31, 1995  |    January 17, 1995        March 31, 1994
                                                __________________  |   __________________      ________________
                                                                    |
                                                                    |
                                                                    |
Operating Revenues:                                                 |
  Natural gas sales                               $      280,077    |     $        67,406         $     487,995
  Natural gas transportation                             195,005    |              45,262               237,660
  Natural gas storage                                     32,851    |               7,452                37,727
  Other sales                                              4,067    |                (437)               16,548
                                                _________________   |    _________________       _______________
      Total operating revenues                           512,000    |             119,683               779,930
                                                _________________   |    _________________       _______________
                                                                    |
Operating Costs and Expenses:                                       |
  Cost of sales                                          247,260    |              57,578               456,788
  Cost of transportation                                  41,288    |               9,883                54,434
  Operation and maintenance                               47,362    |              11,230                54,507
  Administrative and general                              48,146    |              11,355                63,162
  Depreciation, depletion and amortization                40,576    |               7,614                41,527
  Taxes - other than income taxes                         10,284    |               2,470                13,243
  Provision for executive severance benefits                   -    |              24,939                     -
                                                _________________   |    _________________       _______________
      Total operating costs and expenses                 434,916    |             125,069               683,661
                                                _________________   |    _________________       _______________
                                                                    |
Operating Income (Loss)                                   77,084    |              (5,386)               96,269
                                                _________________   |    _________________       _______________
                                                                    |
Other (Income) and Other Deductions:                                |
  Interest expense                                        40,018    |               8,686                46,385
  Interest income                                           (626)   |                (196)               (2,164)
  Capitalized interest and allowance for                            |
    funds used during construction                        (1,074)   |                (257)                 (950)
  Dividends on preferred stock of subsidiary                 723    |                 193                 1,599
  Equity in earnings of unconsolidated affiliates           (416)   |                (202)                 (253)
  Miscellaneous other (income) and deductions, net           749    |                 415                 4,941
                                                _________________   |    _________________       _______________
      Total other (income) and other deductions           39,374    |               8,639                49,558
                                                _________________   |    _________________       _______________
                                                                    |
Income (Loss) from Continuing Operations                            |
  Before Income Taxes                                     37,710    |             (14,025)               46,711
                                                                    |
Provision for Income Taxes                                15,529    |               3,210                18,229
                                                _________________   |    _________________       _______________
                                                                    |
Income (Loss) from Continuing Operations                  22,181    |             (17,235)               28,482
                                                                    |
Income (Loss) from Operations of Discontinued                       |
  Segment, Net of Income Taxes                                 -    |                (346)                1,027
                                                _________________   |    _________________       _______________
Net Income (Loss)                                         22,181    |             (17,581)               29,509
                                                                    |
Dividends on Convertible Preferred Stock                   2,988    |               1,047                 5,726
                                                _________________   |    _________________       _______________
                                                                    |
Common Stock Equity in Net Income (Loss)          $       19,193    |     $       (18,628)        $      23,783
                                                _________________   |    _________________       _______________
                                                _________________   |    _________________       _______________
                                                                    |
Primary Earnings (Loss) Per Share of Common                         |
  Stock and Common Stock Equivalents -                              |
    Continuing Operations                         $         0.46    |     $         (0.45)        $        0.56
    Discontinued Operations                                    -    |                   -                  0.02
                                                _________________   |    _________________       _______________
                                                                    |
                                                  $         0.46    |     $         (0.45)        $        0.58
                                                _________________   |    _________________       _______________
                                                _________________   |    _________________       _______________
                                                                    |
Dividends Declared Per Share of Common Stock      $         0.15    |     $             -         $        0.30
                                                _________________   |    _________________       _______________
                                                _________________   |    _________________       _______________
                                                                    |
Average Shares of Common Stock and Common                           |
  Stock Equivalents Outstanding                           41,114    |              41,095                40,690
                                                _________________   |    _________________       _______________
                                                _________________   |    _________________       _______________



The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

The acquisition of the Company by The Williams Companies, Inc. was accounted for using the purchase method of accounting.
Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                                      TRANSCO ENERGY COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Thousands of Dollars)
                                                    (Unaudited)

                                                          Post-Acquisition  |           Pre-Acquisition
                                                         __________________ | _____________________________________
                                                                            |   For the Period
                                                           For the Period   |   January 1, 1995     For the Three
                                                          January 18, 1995  |         to            Months Ended
                                                          to March 31, 1995 |  January 17, 1995    March 31, 1994
                                                         __________________ | __________________  ________________
                                                                            |
                                                                            |
                                                                            |
Cash flows from operating activities:                                       |
    Net income (loss)                                       $     22,181    |     $   (17,581)       $    29,509
    Adjustments to reconcile net income (loss) to net cash                  |
       provided by (used in) operating activities:                          |
       Depreciation, depletion and amortization                   44,711    |           9,604             53,079
       Deferred income taxes                                       2,891    |          12,729            (13,453)
       Provision for executive severance benefits                      -    |          25,150                  -
       Changes in operating assets and liabilities:                         |
         Deposits                                                  1,239    |           2,784             20,327
         Receivables                                             (65,934)   |         (22,075)            10,220
         Transportation and exchange gas receivable                  890    |          (3,141)            (3,312)
         Inventories                                              (5,190)   |          (1,224)            28,234
         Payables                                                (18,122)   |          (4,809)           (77,070)
         Transportation and exchange gas payable                   1,649    |           1,548             12,481
         Accrued liabilities                                       5,559    |         (13,695)            37,360
         Reserve for rate refunds                                (17,934)   |         (26,846)           (45,986)
       Other, net                                                  9,346    |          (1,481)             2,204
                                                            _____________   |    _____________      _____________
          Net cash provided by (used in) operating activities    (18,714)   |         (39,037)            53,593
                                                            _____________   |    _____________      _____________
                                                                            |
Cash flows from financing activities:                                       |
    Net increase (decrease) in short-term debt                   (78,300)   |          51,300                  -
    Additions to long-term debt                                   20,000    |               -                  -
    Retirement of long-term debt                                (286,204)   |               -             (2,304)
    Retirement of preferred stock                               (200,154)   |               -             (1,141)
    Dividends on common and preferred stock                      (15,352)   |               -            (13,466)
    Advances from Williams, net                                  661,619    |               -                  -
    Other, net                                                   (75,406)   |             283             (2,461)
                                                            _____________   |    _____________      _____________
          Net cash provided by (used in) financing activities     26,203    |          51,583            (19,372)
                                                            _____________   |    _____________      _____________
                                                                            |
                                                                            |
Cash flows from investing activities:                                       |
    Investment in property, plant and equipment and                         |
       unconsolidated affiliates                                 (40,721)   |          (7,350)           (18,207)
    Proceeds from sales of assets                                 11,755    |               -                  -
    Other, net                                                      (129)   |             (72)             3,253
                                                            _____________   |    _____________      _____________
          Net cash used in investing activities                  (29,095)   |          (7,422)           (14,954)
                                                            _____________   |    _____________      _____________
    Net increase (decrease) in cash and cash equivalents         (21,606)   |           5,124             19,267
    Cash and cash equivalents at beginning of period              37,467    |          32,343            163,488
                                                            _____________   |    _____________      _____________
    Cash and cash equivalents at end of period              $     15,861    |     $    37,467        $   182,755
                                                            _____________   |    _____________      _____________
                                                            _____________   |    _____________      _____________
                                                                            |
Supplemental disclosures of cash flow information:                          |
Cash paid during the period for:                                            |
    Interest (net of amount capitalized)                    $     25,014    |     $    27,760        $    46,239
    Income taxes (net of amounts refunded)                           445    |               -             (8,780)


The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

                            TRANSCO ENERGY COMPANY AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   A.  ORGANIZATION AND CONTROL AND BASIS OF PRESENTATION


Organization and Control
________________________


As discussed in the Company's 1994 Annual Report on Form 10-K, on December 12, 1994, Transco Energy Company (Transco) and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $430.5 million. The cash offer was then followed by a stock merger (Merger) in which shares of Transco's common stock not purchased in the tender offer were exchanged for approximately 10.2 million shares of Williams common stock at a value of $319 million.

The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7%, of the outstanding shares of Transco's common stock were tendered to Williams for purchase and not withdrawn. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of Transco's common stock for $17.50 per share as the first step in acquiring the entire equity interest of Transco. Also pursuant to the Merger Agreement, shortly before Williams' acceptance for payment, all of the common stock purchase rights attached to the Transco common shares were redeemed by Transco for $0.05 per right. The exchange of the remainder of the outstanding shares of Transco's common stock for Williams' common stock was approved by a majority of Transco's stockholders on April 28, 1995 and occurred on the May 1, 1995 effective date of the Merger.

In addition, at the effective date of the Merger, each issued and outstanding share of the Company's $3.50 Series Cumulative Convertible Preferred Stock was converted into the right to receive one share of Williams' $3.50 Series Cumulative Convertible Preferred Stock and the balance of Transco's (parent) long-term debt of $750 million was assumed by Williams.

Further, at the effective date of the Merger, Transco declared and paid as dividends to Williams all of Transco's interests in its principal operating subsidiaries, Transcontinental Gas Pipe Line Corporation (TGPL), Texas Gas Transmission Corporation (Texas Gas), Transco Gas Marketing Company, and Transco Coal Company (TCC). After giving effect to the dividends, substantially all of Transco's remaining assets are non-core assets which Williams has stated it intends to dispose of during 1995.

Basis of Presentation
_____________________


The condensed consolidated financial statements include the accounts of Transco and its wholly-owned subsidiaries. As used herein, the terms "Transco" and the "Company" refer to Transco Energy Company and its wholly-owned subsidiaries unless the context otherwise requires.

The condensed consolidated financial statements have been prepared from the books and records of Transco without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Transco's 1994 Annual Report on Form 10-K.

The acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, a preliminary allocation of the estimated purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The accompanying financial statements reflect the pushdown of 100% of the estimated purchase price, even though Williams owned only 60% of Transco at March 31, 1995, due to the certainty of Williams closing on the remaining 40% of Transco on May 1, 1995. The estimated purchase price has been allocated primarily to property, plant and equipment of TGPL and Texas Gas and will be amortized over the useful lives of those assets. Current Federal Energy Regulatory Commission (FERC) policy does not permit TGPL and Texas Gas to recover through rates amounts in excess of original cost.

Williams is continuing to evaluate the purchase price allocation. Therefore, Transco's Condensed Consolidated Balance Sheet as of March 31, 1995 and Condensed Consolidated Statement of Operations for the period January 18, 1995 to March 31, 1995 have been prepared based on a preliminary allocation of the purchase price prior to the completion of studies and other information necessary for the final purchase price allocation. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on Transco's condensed consolidated financial statements.

As a result of Williams intent to dispose of non-core assets during 1995, the preliminary allocation of the estimated purchase price also includes adjustments to reduce the carrying value of the assets to be sold to estimated net realizable value. The estimated net realizable value of such assets held for sale is shown as a current asset in the Condensed Consolidated Balance Sheet as of March 31, 1995.

In addition, as a result of its planned sale by Williams, the Coal segment's results of operations prior to January 18, 1995 have been classified in the Consolidated Statement of Operations as discontinued operations; and, as such, revenues and expenses have been excluded from the results from continuing operations. Prior years' results of the Coal segment have been reclassified to conform with this presentation.

Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the preliminary allocation of the estimated purchase price, the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1995, have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

Certain other reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

                         B. MERGER WITH THE WILLIAMS COMPANIES, INC.

As discussed in Note A, Williams intends to dispose of non-core assets during 1995. Such assets include TCC, which has been reported as a segment of Transco's consolidated operations. Accordingly, the Coal segment's results of operations prior to January 18, 1995 have been classified in the Condensed Consolidated Statement of Operations as discontinued operations. In addition, as an asset held for sale, the segment's results of operations subsequent to January 17, 1995 have not been reflected in the Condensed Consolidated Statement of Operations.

Excluding the effects of these adjustments, operating results for the Coal segment were as follows (in thousands):

                                                                     Three Months
                                                                    Ended March 31,
                                                               __________________________
                                                                  1995           1994
                                                               __________     ___________

  Revenues                                                     $  49,632      $   54,160
  Costs and expenses                                              49,725          53,953
                                                               __________     ___________
  Income (loss) before income taxes                                  (93)            207
  Benefit of income taxes                                           (436)           (820)
                                                               __________     ___________
  Net income from operations of discontinued segment           $     343      $    1,027
                                                               __________     ___________
                                                               __________     ___________



The following table presents the changes in the components of Transco's common stockholders' equity, including the effects of the acquisition by Williams, for the three months ended March 31, 1995.

                                                     Post-Acquisition  |    Pre-Acquisition
                                                     _________________ |  ___________________
                                                      For the Period   |    For the Period
                                                     January 18, 1995  |    January 1, 1995
                                                     to March 31, 1995 |  to January 17, 1995
                                                     _________________ |  ___________________
                                                                       |
                                                                       |
Common Stock:                                                          |
  Balance at beginning of period                       $     20,716    |      $     20,716
    Acquisition adjustment for retirement of                           |
      treasury stock                                           (180)   |                 -
                                                       _____________   |     ______________
  Balance at end of period                                   20,536    |            20,716
                                                       _____________   |     ______________
                                                                       |
                                                                       |
Premium on Capital Stock and Other Paid-in Capital:                    |
  Balance at beginning of period                            505,383    |           507,448
    Exercise of stock options                                  (520)   |                 -
    Loss on reacquired preferred stock of subsidiary, net      (369)   |                 -
    Issued under restricted stock plan                           72    |               (17)
    Redemption of common stock purchase rights                    -    |            (2,048)
    Other                                                        24    |                 -
    Acquisition adjustment to eliminate retained earnings  (175,549)   |                 -
    Acquisition adjustment for treasury stock and                      |
      restricted stock                                       (5,424)   |                 -
    Acquisition adjustment to record assets and liabilities            |
      at fair value                                         410,630    |                 -
                                                       _____________   |     ______________
                                                                       |
  Balance at end of period                                  734,247    |           505,383
                                                       _____________   |     ______________
                                                                       |
                                                                       |
Retained Earnings (Deficit):                                           |
  Balance at beginning of period                           (175,549)   |          (156,921)
    Net income (loss)                                        22,181    |           (17,581)
    Dividends on common stock                                (6,132)   |                 -
    Dividends on convertible preferred stock                 (2,988)   |            (1,047)
    Acquisition adjustment to eliminate retained earnings   175,549    |                 -
                                                      ______________   |     ______________
                                                                       |
  Balance at end of period                                   13,061    |          (175,549)
                                                      ______________   |     ______________
                                                                       |
Less Treasury Stock:                                                   |
  Balance at beginning of period                              8,322    |             7,695
    Forfeitures and purchases from restricted stock plan      2,521    |               627
    Issued under stock option plan                           (5,441)   |                 -
    Acquisition adjustment                                   (5,402)   |                 -
                                                      ______________   |     ______________
                                                                       |
  Balance at end of period                                        -    |             8,322
                                                      ______________   |     ______________
                                                      ______________   |     ______________
                                                                       |
                                                                       |
Less Restricted Stock:                                                 |
  Deferred compensation                                                |
    Balance at beginning of period                            1,445    |             1,997
      Awarded, earned, or forfeited, net                          -    |              (503)
      Compensation expense                                   (1,243)   |               (49)
      Acquisition adjustment                                   (202)   |                 -
                                                     _______________   |     ______________
                                                                       |
    Balance at end of period                                      -    |             1,445
                                                     _______________   |     ______________
                                                                       |
Total Common Stockholders' Equity                      $    767,844    |      $    340,783
                                                     _______________   |     ______________
                                                     _______________   |     ______________

                                   C.  REGULATORY MATTERS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than described below.

Rate Matters
____________

TGPL

On March 1, 1995, TGPL filed with the FERC a general rate case (Docket No. RP95-197). The general rate filing proposes changes in the rates for TGPL's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates would generate additional jurisdictional revenues of approximately $132 million over the rates currently in effect, based primarily on: (1) an increase in rate base resulting from additional plant and higher working capital requirements and a reduction in accumulated deferred income taxes; (2) an increase in operation and maintenance expenses; and (3) an increase in TGPL's cost of capital resulting from an increase in the equity component of the capital structure used (the filing is based on TGPL's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45 percent to the proposed rate of return on equity of 15.25 percent.

TGPL also proposes to: (1) eliminate the non-gas demand charge under Rate Schedule FS; (2) refunctionalize certain jointly owned transmission facilities to the gathering function; and (3) eliminate the interruptible transportation (IT) crediting mechanism. TGPL also filed pro forma tariff sheets, to be effective on a prospective basis, for two new Part 284 services, an interconnect transfer service and a gas management service, and a pro forma tariff sheet to reflect market-based rates for its non-IT feeder transactions, should the FERC decide to set TGPL's IT rates for hearing in this docket. TGPL further proposed to eliminate the "at risk" certificate condition governing its Mobile Bay facilities on a prospective basis. Finally, TGPL proposed certain other changes to the terms and conditions of its tariff, none of which would have a significant impact on operating income.

On March 31, 1995, the FERC issued an order on TGPL's filing which accepts and suspends the tariff sheets relating to TGPL's rates, to be effective September 1, 1995, subject to refund, and establishes hearing procedures. The March 31 order also accepts, to be effective April 1, 1995, the tariff sheets changing TGPL's terms and conditions of service, subject to the outcome of a technical conference at which parties will have the opportunity to discuss TGPL's terms and conditions of service, system operations and proposed new services. As to market-based IT rates, the FERC accepted TGPL's pro forma tariff sheet but deferred action until after the FERC has completed its generic review of market-based rates. As to the elimination of the IT crediting mechanism, the FERC permitted TGPL to eliminate the IT crediting mechanism subject to the outcome of the hearing where the reasonableness of TGPL's test period projections for interruptible services must be examined.

At a prehearing conference on April 18, 1995, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by TGPL's filing. The first phase will address the rate of return and capital structure in the filing with a hearing schedule to commence in October 1995, and the second phase will address the remaining rate issues with a hearing to commence in May 1996.

As discussed in the Company's 1994 Annual Report on Form 10-K, the issue of the allocation of certain costs to TGPL's merchant sales service, among others, was referred to the hearing in TGPL's general rate case (Docket No. RP92-137) by the FERC orders approving TGPL's implementation of Order
636. In an ALJ's initial decision issued on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed TGPL to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. On November 21, 1994, TGPL filed a brief on exceptions with the FERC, seeking to reverse the ALJ's decision. On December 12, 1994, certain parties, including the FERC's staff, filed briefs opposing TGPL's exceptions. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision and directing TGPL to file, within 15 days after the FERC's final order on the initial decision, to remove from its gathering function a total of $5.6 million of indirect costs and to reassign that amount to its merchant service. TGPL has filed for rehearing of the FERC's February 1995 order. Any changes in TGPL's rates or services resulting from this issue would have a prospective effect only. Although no assurances can be given, Transco believes that the final resolution of this cost allocation issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

Texas Gas

On September 30, 1994, Texas Gas filed a general rate case (Docket No. RP94-423) which became effective April 1, 1995, subject to refund. This new rate case reflects a requested annual revenue increase of approximately $66.9 million, based on filed rates, primarily attributable to increases in the utility rate base, operating expenses and rate of return and related taxes. Settlement proceedings are on-going with the FERC staff and interveners.

Other Regulatory Matters
________________________

Order 636

     Texas Gas

As discussed in the Company's 1994 Annual Report on Form 10-K, Texas Gas has restructured its business to implement the provisions of Order 636 on November 1, 1993. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs, which for Texas Gas, are primarily related to gas supply realignment (GSR) contract termination costs, GSR pricing differential costs incurred pursuant to Texas Gas' monthly gas auction process and unrecovered purchased gas costs. Texas Gas currently estimates its GSR costs under Order 636 to be approximately $90 million.

During 1993, as part of Texas Gas' restructuring under Order 636, Texas Gas engaged in negotiations which have resulted in the successful termination of approximately 90% of Texas Gas' deliverability under its non-market-responsive gas purchase contracts. Gas purchased under its remaining non-market-responsive contracts is being resold at a monthly auction pursuant to Order 636. Texas Gas continues to pay to the supplier the actual contract price and is entitled to file for full recovery of the difference between said contract price and the auction price as GSR costs under Order 636.

Through March 31, 1995, Texas Gas had paid a total of $48.6 million for GSR costs, primarily as a result of the contract terminations, and has recorded a liability of approximately $40 million as the amount of estimated remaining GSR costs. Pursuant to Order 636, Texas Gas may file to recover 100% of these costs as GSR costs. Certain parties are, however, challenging Texas Gas' right to fully recover its GSR costs. Settlement proceedings are pending at the FERC.

Through the first quarter of 1995, Texas Gas has made five quarterly filings to recover $45.8 million, plus interest, of GSR costs pursuant to the transition cost recovery provisions of Order 636 and Texas Gas' FERC-approved Gas Tariff. Ninety percent of Texas Gas' GSR costs are expected to be recovered via demand surcharges on its firm transportation rates. The remaining 10% of GSR costs is expected to be recovered from interruptible transportation service. Texas Gas makes quarterly filings to allow recovery of these amounts as such costs are paid.

     Consolidated

Transco expects that any Order 636 transition costs incurred should be recovered from customers of TGPL and Texas Gas, subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

Order 94-A

TGPL's Rate Settlement and Gas Inventory Charge (GIC) Docket No. RP90-8 Settlement contains a provision pursuant to which TGPL's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), have agreed not to contest the Order 94-A payments previously made to TGPL by them. TGPL had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, TGPL and Columbia filed with the FERC for approval a letter agreement in which TGPL agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between TGPL and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 26 settlement and requiring TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia. The FERC granted an extension of time for making the refund, to and including 30 days after FERC action on requests for rehearing. Both TGPL and Columbia requested rehearing of the February 13 order. On May 1, 1995, the FERC issued an order denying both TGPL's and Columbia's requests for rehearing of that order, and directing TGPL to refund to Columbia within 30 days the principal amount of the Order 94-A costs collected from Columbia, plus interest from March 15, 1995. TGPL has provided a reserve of approximately $7 million which it believes is adequate to provide for any amounts which it may ultimately be required to refund.

                                    D.  LEGAL PROCEEDINGS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than as described below.

TGPL

As discussed in Transco's 1994 Annual Report on Form 10-K, in connection with TGPL's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, TGPL has entered into certain settlements which may require the indemnification by TGPL of certain claims for "excess royalties" which producers may be required to pay as a result of such settlements. As also discussed in Transco's 1994 Annual Report on Form 10-K, TGPL has been advised by Freeport-McMoRan, Inc. (FMP) that the Minerals Management Service has made claims due under certain gas contracts. FMP has asserted that TGPL's royalty reimbursement obligation to FMP is approximately $5.7 million, including interest. TGPL has denied any liability to FMP. On or about March 3, 1995, TGPL filed suit against FMP, FM Properties Operating Co. and FMP Operating Company in the 53rd Judicial District Court of Travis County, Texas, under the Texas Uniform Declaratory Judgements Act seeking a determination that TGPL is not liable to defendants under the terms of the gas contracts. On April 3, 1995, the defendants filed their answer and a plea in abatement. On or about March 30, 1995, FMP and FM Properties Operating Co., filed a petition for specific performance seeking recovery against TGPL and Transco, for the sums claimed under the gas contracts. On May 4, 1995, TGPL and Transco filed an answer denying any liability to plaintiffs.

Texas Gas

In March 1995, Ergon, Inc. and Ergon Exploration, Inc. (Ergon) filed a lawsuit against Texas Gas in the U. S. District Court, West District Louisiana, seeking approximately $45,000 in damages for gas purchased in calendar year 1994, a declaratory judgment concerning proper construction of the pricing provisions of a gas purchase contract, unspecified future damages and, alternatively, a reformation of or rescission of an agreement amending the gas purchase contract. Texas Gas is currently recovering costs incurred under subject contract as GSR costs pursuant to Order 636 and anticipates continued recovery of any future amounts. Although no assurances can be given, Texas Gas believes that the resolution of this issue will not have a material adverse effect on its financial position, results of operations or net cash flows.

                                  E.  ENVIRONMENTAL MATTERS

There have been no new developments from those described in the 1994 Annual Report on Form 10-K other than as described below.

Transco and certain of its subsidiaries are subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. In addition, pursuant to the 1990 Amendments, the Environmental Protection Agency (EPA) has issued regulations under which states must implement new air pollution controls to achieve attainment of national ambient air quality standards in areas where they are not currently achieved.

In February 1995, three citizens filed suit against TGPL in federal district court in Virginia for alleged violations of several provisions of both federal and state air regulations. Since 1991, TGPL has worked with the appropriate Virginia agencies pursuant to an agreement to resolve the emissions issues raised by the citizens. TGPL believes the state agencies are in agreement with the actions proposed by TGPL which will resolve emission issues at its Virginia facilities. TGPL believes the citizens' claims are without merit and is prepared to vigorously defend any suit brought by the citizens. In March 1995, TGPL filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. Although no assurances can be given, Transco does not believe that this issue will have a material adverse effect on its financial condition, results of operations or net cash flows.

                                        F.  FINANCING

Recapitalization
________________

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco under which Williams agreed to advance or contribute to Transco up to an estimated $950 million. The following actions were completed in the first quarter of 1995 in connection with the recapitalization plan:

- -    Termination of Transco's Amended Bank Credit Facility dated December
     31, 1993, and the repayment of the outstanding balance of $36 million, replacing it with new credit agreements described below;

- -    Termination of the program to sell monthly trade receivables of TGPL and Texas Gas, replacing it with the new credit agreements with the expectation that at some future time Williams will enter into a new receivables program;

- -    Termination of Transco's interest rate swaps that had effectively converted $450 million of fixed-rate debt into floating-rate debt; and

- -    Termination of Transco's Reimbursement Facility dated December 31,
     1993, replacing it with letters of credit obtained pursuant to a Standby Letter of Credit Facility between First Interstate Bank of California and Williams.

Transco's Amended Bank Credit Facility was replaced with a Credit
Agreement among Williams, Transco, and TCC (Credit Agreement) and a Credit Agreement among Williams and certain of its subsidiaries, TGPL and Texas Gas (Williams Credit Agreement).

Under the Credit Agreement, Williams may advance to Transco and TCC up to an aggregate of $950 million, not exceeding $50 million to TCC. Interest on advances under the Credit Agreement is paid at the London Interbank Offered Rate, plus an applicable margin.

The Williams Credit Agreement, with a group of 22 banks, provides for an $800 million working capital line of credit, under which TGPL can borrow up to $400 million and Texas Gas can borrow up to $200 million. Interest on advances is paid at a rate based on the base rate of Citibank N.A.; the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, plus 1/2%; or the Federal Funds Rate in effect, plus 1/2%.

The recapitalization plan also included a tender offer initiated by Transco on February 10, 1995, to acquire any and all of its outstanding 11-1/4% Notes due July 1, 1999. The offer expired on February 17, 1995. In February 1995, Transco acquired approximately $284 million, or 94%, of the 11-1/4% Notes. The price paid for the 11-1/4% Notes tendered was computed using a yield to call equal to a fixed spread of 30 basis points over the yield to maturity of the U. S. Treasury Note due August 15, 1997, at the time the 11-1/4% Notes were tendered. The remaining outstanding 11-1/4% Notes were defeased in April 1995.

In addition, the balance of Transco's (parent) long-term debt of $750 million was assumed by Williams effective May 1, 1995.

Restrictive Covenants
_____________________

As a result of the termination of the Amended Bank Credit Facility and the Reimbursement Facility, as discussed above, the restrictive covenants contained in those agreements were terminated. Prior to the initiation of the tender offer for the 11-1/4% Notes discussed above, holders of a majority in principal amount of the 11-1/4% Notes agreed to waive certain provisions of the Indenture dated as of July 1, 1992 (Indenture), under which the 11-1/4% Notes were issued, that restricted the disposition of certain Transco assets. The holders of a majority in principal amount of the 11-1/4% Notes also agreed to certain amendments to the Indenture that eliminated certain restrictive covenants in the Indenture. The amendments eliminated the restrictive covenants which limit, among other things, the incurrence of new debt by the Company or its material subsidiaries (as defined) and the Company's ability to make restricted payments, including dividends.

                                     G. PREFERRED STOCK

Convertible Preferred Stock of Transco
______________________________________

Transco redeemed all outstanding shares of its $4.75 Series Cumulative Convertible Preferred Stock in March 1995 for $150.4 million, or $50.475 per share, plus accrued dividends of $1.8 million.

Effective May 1, 1995, each issued and outstanding share of Transco's $3.50 Series Cumulative Convertible Preferred Stock was converted into the right to receive one share of Williams' preferred stock which is designated the Williams' $3.50 Series Cumulative Convertible Preferred Stock. Each share of Williams' $3.50 Series is initially convertible into
1.5625 shares of Williams' common stock and has the designation, preferences and rights set forth in the Merger Agreement. The conversion ratio of Williams' $3.50 Series into Williams' common shares represents the conversion ratio of Transco $3.50 Series into Transco common shares multiplied by 0.625, the conversion ratio of Transco common shares into Williams' common shares.

Preferred Stock of Subsidiary
_____________________________

TGPL redeemed all outstanding shares of its three cumulative preferred stock series in March 1995 for $49.7 million, or $100.00 per share, plus accrued dividends of $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's discussion contained in Items 7 and 8 of Transco's 1994 Annual Report on Form 10-K and with the condensed consolidated financial statements and notes contained in this report.

INTRODUCTION

As discussed in Note A, Organization and Control and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, Transco and Williams announced that they had entered into a Merger Agreement pursuant to which Williams acquired on January 18, 1995 through a cash tender offer, 24.6 million shares, or approximately 60%, of the outstanding shares of Transco's common stock for $430.5 million. The cash offer was then followed by a Merger in which shares of Transco's common stock not purchased in the tender offer were exchanged for approximately
10.2 million shares of Williams' common stock at a value of $319 million. The Merger was effective on May 1, 1995.

CAPITAL RESOURCES AND LIQUIDITY

Financing
_________

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

After the completion of the Offer, Transco began funding its capital requirements through advances from Williams. In that regard, in January 1995, short-term debt of $36 million was repaid with funds advanced to Transco by Williams. At March 31, 1995, the Company had advances from Williams of $662 million.

In connection with the Merger, in January 1995, the Boards of Directors of Transco and Williams approved a recapitalization plan for Transco under which Williams agreed to advance or contribute to Transco up to an estimated $950 million.

The following actions were completed in the first quarter of 1995 in connection with the recapitalization plan:

- - Termination of Transco's Amended Bank Credit Facility dated December 31, 1993, replacing it with the Credit Agreement and the Williams Credit Agreement;

- - Termination of the program to sell monthly trade receivables of TGPL and Texas Gas, replacing it with the Williams Credit Agreement with the expectation that at some future time Williams will enter into a new receivables program;

- - Termination of Transco's interest rate swaps that had effectively converted $450 million of fixed-rate debt into floating-rate debt;

- - Termination of Transco's Reimbursement Facility dated December 31, 1993, replacing it with letters of credit obtained pursuant to a Standby Letter of Credit Facility between First Interstate Bank of California and Williams;

- - Tender offer by Transco to acquire any or all of its $300 million of outstanding 11-1/4% Notes due 1999, pursuant to which Transco acquired approximately $284 million, or 94.7%, of such Notes. The remaining outstanding 11-1/4% Notes were defeased in April 1995. Prior to the initiation of the tender offer, holders of a majority in principal amount of such Notes agreed (i) to waive certain provisions of the Indenture under which the Notes were issued that restricted the disposition of certain of Transco's assets, and (ii) to amend the Indenture to eliminate certain restrictive covenants in the Indenture with regard to the incurrence of new debt and Transco's ability to make restricted payments, including dividends;

- - Redemption by Transco of all of its existing $4.75 Series Cumulative Convertible Preferred Stock at $50.475 per share plus accrued dividends; and

- - Redemption by TGPL of all of its outstanding preferred stock at $100.00 per share plus accrued dividends.

In addition, the balance of Transco's (parent) long-term debt of $750 million was assumed by Williams effective May 1, 1995.

In February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded Transco's debt securities from B+ and Ba3 to BBB- and Baa2, respectively, Transco's preferred stock from B- and B2 to BB+ and Baa3, respectively, TGPL's debt securities from BB and Ba2 to BBB and Baal, respectively, TGPL's preferred stock from BB- and B1 to BBB- and Baa2, respectively, and Texas Gas' debt securities from BB and Ba2 to BBB and Baal, respectively. These upgrades should provide Transco, TGPL and Texas Gas with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capitalization and Cash Flows
_____________________________

As shown in the following table, at March 31, 1995, the percentage of total debt to total invested capital was 72.7%, compared to 74.4% at December 31, 1994. The increase in common stockholders' equity due to the preliminary allocation of the Williams purchase price, partially offset by advances from Williams, was the primary reason for the reduction of the percentage of total debt to total invested capital. (Dollar amounts in the table below are expressed in millions.)

                                                          Post-Acquisition |  Pre-Acquisition
                                                          ________________ |  _______________
                                                              March 31,    |   December 31,
                                                                1995       |      1994
                                                          _____________    | _____________
                                                                           |
                                                                           |
Common Stockholders' Equity                                  $    767.8    |   $     361.5
Preferred Stock                                                   121.3    |         314.7
Long-term Debt, less Current Maturities                         1,540.4    |       1,785.6
Advances from Williams                                            661.6    |             -
                                                            ___________    |   ___________
    Total Capitalization                                        3,091.1    |       2,461.8
Short-term Debt and Current Maturities of Long-term Debt          166.3    |         177.1
                                                            ___________    |   ___________
    Total Invested Capital                                   $  3,257.4    |   $   2,638.9
                                                            ___________    |   ___________
                                                            ___________    |   ___________
                                                                           |
Long-term Debt, less Current Maturities, as a Percentage                   |
  of Total Capitalization                                         49.8%    |         72.5%
Advances from Williams as a Percentage of Total                            |
  Capitalization                                                  21.4%    |             -
Common Stockholders' Equity as a Percentage                                |
  of Total Capitalization                                         24.8%    |         14.7%
Total Debt as a Percentage of Total Invested Capital              72.7%    |         74.4%



For purposes of the discussion of variances between the first quarter of 1995 and the first quarter of 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first quarter of 1995 have been combined for a pro forma presentation of cash flows for the first quarter of 1995.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By (Used In) Operating Activities          $   (57.8)     $    53.6
                                                               __________    __________
                                                               __________    __________

Consolidated net cash flows used in operating activities for the three months ended March 31, 1995 were $111 million higher than for the three months ended March 31, 1994. This increase in cash outflows was primarily the result of the termination of the program to sell monthly trade receivables of TGPL and Texas Gas in the first quarter of 1995.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Provided By (Used In) Financing Activities          $     77.8     $(  19.4)
                                                               __________    __________
                                                               __________    __________

Consolidated net cash flows provided by financing activities for the three months ended March 31, 1995 included cash inflows from advances by Williams of $662 million and borrowings of $20 million by TGPL under the Williams Credit Agreement, partially offset by cash outflows for dividends of $15 million on common and preferred stock, the retirement of $200 million of preferred stock by Transco and TGPL, the retirement of $286 million of Transco's 11-1/4% Notes and fees of $75 million paid in connection with the Merger, primarily related to the termination of Transco's interest rate swaps and acquisition of Transco's outstanding 11-1/4% Notes.

Consolidated net cash flows used in financing activities for the three months ended March 31, 1994 included cash outflows for dividends of $13 million on common and preferred stock, along with the retirement of $2 million of long-term debt by Transco.

                                                                     Three Months
                                                                    Ended March 31,
                                                             __________________________
                                                                  1995           1994
                                                               __________    __________
                                                                     (In millions)
Cash Flows Used in Investing Activities                        $     36.5     $    15.0
                                                               __________    __________
                                                               __________    __________

For the three months ended March 31, 1995, consolidated net cash flows used in investing activities primarily included cash outflows for capital expenditures for property, plant and equipment and investment in unconsolidated affiliates of $48 million, as shown on the following table, partially offset by proceeds of $12 million from the sale of an interest in the Mobile Bay lateral.

For the three months ended March 31, 1994, consolidated net cash flows used in investing activities included cash outflows for expenditures for property, plant and equipment and investments in unconsolidated affiliates of $18 million, as shown on the following table.

                                                                     Three Months
Capital Expenditures and Investment in                              Ended March 31,
                                                             __________________________
Unconsolidated Affiliates                                         1995           1994
_______________________________________                        __________    __________
                                                                     (In millions)
Pipelines
  TGPL
    Market-Area Projects                                       $    11.2      $    2.7
    Supply-Area Projects                                             0.6           2.5
    Existing Facilities and Other Projects                          21.5           6.2
  Texas Gas
    Market-Area Projects                                             1.2           2.8
    Existing Facilities and Other Projects                          12.6           2.7
  Other                                                                -           0.2
                                                               __________     _________
    Total Pipelines                                                 47.1          17.1
Other                                                                1.0           1.1
                                                               __________     __________
    Total Capital Expenditures and Investment in
      Unconsolidated Affiliates                                $    48.1      $   18.2
                                                               __________    __________
                                                               __________    __________

Other Capital Requirements and Contingencies
____________________________________________

Transco's capital requirements and contingencies are discussed in the Company's 1994 Annual Report on Form 10-K. Other than described in Notes C, D and E of the Notes to Condensed Consolidated Financial Statements, there have been no new developments from those described in the Company's 1994 Annual Report on Form 10-K with regard to other capital requirements and contingencies.

CONCLUSION
__________

Although no assurances can be given, the Company currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from Williams, will provide sufficient liquidity to meet its capital requirements.

RESULTS OF OPERATIONS

For purposes of the discussion of variances between the first quarter of 1995 and the first quarter of 1994, the pre-acquisition and post-acquisition periods presented in the accompanying financial statements for the first quarter of 1995 have been combined for a pro forma presentation of results of operations for the first quarter of 1995.

Transco's consolidated net income for the three months ended March 31, 1995 was $0.6 million, or $0.01 per share, compared with net income of $23.8 million, or $0.58 per share, for the three months ended March 31, 1994. The 1995 results include net after-tax charges related to the Merger totaling $27.0 million, or $0.66 per share, primarily to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes, and the amortization of the amount of the Williams purchase price allocated to property, plant and equipment. Excluding the after-tax charges, Transco reported net income for the first quarter of 1995 of $27.6 million, or $0.67 per share.

Excluding the charges related to the Merger, the higher net income was primarily due to improved financial results of $3.1 million and $0.7 million from Gas Marketing and Pipelines, respectively, lower preferred dividends of $1.7 million on Transco's convertible preferred stock and no cash contributions to the Tran$tock plan in 1995 compared to contributions in 1994 of $1.2 million (after-tax). These positive variances were partially offset by higher net interest expense of $2.4 million (after-tax) incurred by Transco (parent), lower net income of $0.5 million from Coal and a greater net loss of $0.5 million from Gas Gathering.

The improved results for Gas Marketing were primarily attributable to higher gas sales margins and volumes, lower operating expenses and higher equity in earnings from investments in natural gas liquids processing operations. The improved results for Pipelines were primarily attributable to TGPL's higher net transportation revenues and lower dividends on preferred stock. Coal's lower net income was primarily due to a higher average operating cost that resulted in a lower operating margin. Gas Gathering's greater net loss was primarily due to higher intercompany interest expense resulting from higher interest rates.

Excluding the pretax effects of the charges related to the Merger, consolidated operating income for the first quarter of 1995 was $6.0 million higher than the first quarter of 1994. The higher operating income was primarily due to improvements of $2.9 million from Gas Marketing and $1.7 million from Pipelines for the same reasons as the improved net income, excluding equity in earnings and dividends on preferred stock.

Consolidating operating revenues for the first quarter of 1995 decreased $148 million from the first quarter of 1994, primarily due to lower revenues from Gas Marketing which resulted from lower gas sales prices. Excluding the $25 million provision for executive severance benefits, consolidated operating costs and expenses decreased $149 million, primarily due to the lower cost of natural gas sold by Gas Marketing which resulted from lower gas purchase prices. Depreciation, depletion and amortization are $7 million higher, primarily due to amortization of the amount of the Williams purchase price allocated to property, plant and equipment.

                                 PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See discussion of legal proceedings in Note D of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER EVENTS

          As reported elsewhere herein, on December 12, 1994, Transco entered into a merger agreement with Williams (the "Agreement"). Under the terms of the Agreement, on December 16, 1994, Williams filed a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission on Schedule 14D-1 relating to Williams' offer to purchase up to 24.6 million shares, or 60 percent, of Transco Common Stock, par value $.50 per share (the "Transco Common Stock"), (including attached common stock purchase rights) for $17.50 per share (and attached right). On January 18, 1995, Williams accepted for payment, pursuant to the terms of the tender offer, 24.6 million shares of Transco Common Stock.

          On April 28, 1995, a Special Meeting of Transco stockholders was held. At such meeting, the Transco stockholders approved the Agreement and associated merger, pursuant to which (i) each issued and outstanding share of Transco Common Stock (other than shares held by Transco, Williams and any subsidiary of Williams) were converted into the right to receive (x) 0.625 of a share of common stock, par value $1.00 per share, of Williams and (y) 0.3125 attached preferred stock purchase rights of Williams and (ii) each issued and outstanding share of Transco $3.50 Series Cumulative Convertible Preferred Stock ("Transco $3.50 Preferred Stock") (other than shares held by Transco, Williams or any subsidiary of Williams and by holders of Transco $3.50 Preferred Stock who demand and perfect appraisal rights) were converted into the right to receive one share of Williams $3.50 Series Cumulative Convertible Preferred Stock. Transco Common Stock ceased trading on the New York Stock Exchange as of the close of business on April 28, 1995, and application will be made for delisting.

          Also as reported elsewhere herein, as a part of the recapitalization plan, all outstanding shares of Transco $4.75 Series Cumulative Convertible Preferred Stock were redeemed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                1   -  Transco filed a Form 8-K, Current Report dated
                       January 18, 1995, to report on December 12, 1994 Transco entered into an Agreement and Plan of Merger with The
                       Williams Companies, Inc.

                2   -  Transco filed a Form 8-K, Current Report dated February
                       9, 1995, to report that Transco had issued a press release in which it published certain quarterly and year-end financial information for the fiscal quarter and year ended December 31, 1994.

                3   -  Transco filed a Form 8-K, Current Report dated April 18,
                       1995, to report that Transco notified Arthur Andersen
                       LLP that it was replacing Arthur Andersen LLP with Ernst & Young LLP, the independent public accountants of The Williams Companies, Inc.

                4   -  Transco filed a Form 8-K, Current Report dated April 25,
                       1995, to report that Transco had issued a press release in which it published certain quarterly financial information for the fiscal quarter ended March 31, 1995.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSCO ENERGY COMPANY




Dated:  May 12, 1995                    By /s/ Nick A. Bacile
                                        __________________________________
                                        (Signature)
                                        Nick A. Bacile
                                        Vice President, Finance and Controller
                                        (Principal Financial Officer)