Form 10-K405
period 1995-12-31
TRANSCO ENERGY CO
filed 1996-03-28
CIK 99231

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-7584

                  TRANSCONTINENTAL GAS PIPE LINE CORPORATION
      -----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                                          74-1079400
------------------------------                                                      --------------------------
(STATE OR OTHER JURISDICTION OF                                                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                                            IDENTIFICATION NO.)

2800 POST OAK BLVD., P. O. BOX 1396, HOUSTON, TEXAS                                          77251
---------------------------------------------------                               -----------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                               ZIP CODE

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                        (713) 439-2000
                                                                                    --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

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

YES   X       NO _____

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


          THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING AT JANUARY 31, 1996 WAS 100.

          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(j)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS.

                                    GENERAL

          Transcontinental Gas Pipe Line Corporation (Transco) is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. Transco's principal business is the transportation of natural gas.

          The number of full time employees of Transco at December 31, 1995 was 1,471.

          Prior to May 1, 1995, Transco was a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company (TEC).

          On December 12, 1994, TEC and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash tender offer was then followed by a stock merger (Merger) in which shares of TEC common stock not purchased in the tender offer were exchanged for approximately 10.4 million shares of Williams' common stock valued at $334 million. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interest in Transco.

          For the accounting treatment of the Merger, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
- B. Summary of Significant Accounting Policies."

          In connection with the Merger, in January 1995, the Boards of Directors of TEC and Williams approved a recapitalization plan for Transco. The following actions were completed during 1995 in connection with the recapitalization plan, as it impacts Transco:

          - Termination of TEC's Amended Bank Credit Facility dated December 31, 1993, replacing it with a credit agreement described below;

          - Termination of the program to sell monthly trade receivables of Transco, replacing itwith a new receivables program;

          - Termination of TEC's Reimbursement Facility dated December 31, 1993; and

          - Redemption by Transco of all of its outstanding preferred stock at $100 per share plus accrued dividends.

          TEC's Amended Bank Credit Facility was replaced with a credit agreement among Williams and certain of its subsidiaries, including Transco (Credit Agreement). The Credit Agreement provides for an $800 million line of credit, under which Transco can borrow up to $400 million. Interest rates vary with current market conditions.

          The recapitalization plan, combined with TEC's dividend of its interest in Transco to Williams, is expected to provide Transco with greater ratemaking flexibility afforded by a stand-alone capital structure.

          In addition, in February 1995, Standard & Poor's Corporation and Moody's Investor Service upgraded Transco's debt securities from BB and Ba2 to BBB and Baa1, respectively and Transco's preferred stock from BB- and B1 to BBB- and Baa2, respectively. These upgrades should provide Transco with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

        At December 31, 1995, Transco's system had a mainline delivery capacity of approximately 3.7 Bcf (1) of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.7 Bcf of gas per day for a system-wide delivery capacity total of 6.4 Bcf of gas per day. The system is composed of approximately 10,500 miles of mainline and branch transmission pipelines, 37 compressor stations, five underground storage locations and four processing plants. Compression facilities at sea level rated capacity total approximately
1.2 million horsepower.

        Transco has natural gas storage capacity in five underground fields located on or near its pipeline system and/or market nd operates three of these storage fields and an additional storage areas a Liquified Natural Gas (LNG) storage facility. The total storag capacity available to Transco and its customers in such storage fields and LNG facility is

----------------
(1) As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Mcf/d" means thousand cubic feet per day, the term "MMcf/d" means million cubic feet per day, the term "Bcf/d" means billion cubic feet per day, the term "MMBtu" means million British Thermal Units and the term "TBtu" means trillion British Thermal Units.

            approximately 219 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

          Transco's gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities are constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across real property owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted for under long-term leases or easements.

          In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 which made fundamental changes in the way natural gas pipelines conduct their businesses. The FERC's stated purpose of Order 636 was to improve the competitive structure of the natural gas pipeline industry by, among other things, unbundling a pipeline's merchant role from its transportation services; ensuring "equality" of transportation services including equal access to all sources of gas; providing "no-notice" firm transportation services that are equal in quality to bundled sales service; establishing a capacity release program and changing rate design methodology from modified fixed-variable (MFV) to straight fixed-variable (SFV), unless the pipeline and its customers agree to, and the FERC approves, a different form of rate design methodology. Effective November 1, 1993, Transco implemented its Order 636 restructuring plan. For a discussion of Order 636 see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - C. Contingent Liabilities and Commitments - Rate and Regulatory Matters - Order 636."

          After FERC approval in 1993, TEC realigned its gas marketing businesses under the common management of Transco Gas Marketing Company (TGMC), an affiliate of Transco, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, Williams Energy Services Company (WESCO), an affiliate of Transco, succeeded to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales.

        In February 1996, Transco filed an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to a subsidiary of Williams Field Services Company (WFS), an affiliate of Transco. The net book value at December 31, 1995 of the original cost of the facilities proposed to be abandoned is approximately $230 million. The net book value at December 31, 1995 of the facilities including the purchase price allocation to Transco is approximately $600 million. Concurrently, the WFS subsidiary filed a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. The filings are part of an ongoing comprehensive restructuring plan by Williams to separate all gathering facilities from Williams' jurisdictional interstate natural gas pipeline transmission companies.

                           MARKETS AND TRANSPORTATION

          Transco's natural gas pipeline system serves customers in Texas and eleven southeast and Atlantic seaboard states including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania.

          Transco's major gas transportation customers are public utilities and municipalities that provide residential service to approximately 35 million people and serve numerous commercial and industrial users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1995 accounted for approximately 11 percent of Transco's total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under agreements that are generally short term.

          Transco's total system deliveries for the years 1995, 1994 and 1993 are shown below.


Transco System Deliveries (TBtu)                                 1995         1994        1993
-----------------------------                                 ----------  ----------   ----------
Market-area deliveries:
    Long-haul transportation  . . . . . . . . . . . . . .        858.4        805.1        852.0
    Market-area transportation  . . . . . . . . . . . . .        467.3        453.6        387.4
                                                              ----------  ----------   ----------
    Total market-area deliveries  . . . . . . . . . . . .      1,325.7      1,258.7      1,239.4
Production-area transportation  . . . . . . . . . . . . .        165.9        185.9        177.5
                                                              ----------  ----------   ----------
Total system deliveries . . . . . . . . . . . . . . . . .      1,491.6      1,444.6      1,416.9
                                                              ==========  ==========   ==========

Average Daily Transportation Volumes (TBtu) . . . . . . .          4.1          4.0          3.9
Average Daily Firm Reserved Capacity (TBtu) . . . . . . .          5.2          4.9          4.8



        Transco's facilities are divided into seven rate zones. Four are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones.
Production-area transportation is gas that is both received and delivered within production-area zones.

      As shown in the table above, Transco's market-area deliveries for 1995 were 67.0 TBtu, or 5%, higher than 1994. The increased deliveries, primarily firm transportation volumes, were mainly due to market growth and Transco's new Southeast Expansion service which began in the fourth quarter of 1994. The production-area deliveries for 1995 decreased 20.0 TBtu, or 11%, when compared to 1994 due primarily to increased competition among pipelines, especially intrastate pipelines, for transportation of production area volumes and the release of firm transportation capacity in the post Order 636 era. Additionally, in 1994 there were greater volumes transported for electricity generation due to several nuclear plants being shut-in.

      As a result of the fundamental business changes resulting from FERC Order 636, especially the shifting of the responsibility for gas supply from the pipeline companies to local distribution companies (LDCs), maintaining committed proved gas reserves is no longer material to Transco's transportation business.

                               PIPELINE PROJECTS

      SOUTHEAST EXPANSION PROJECTS In November 1993, Transco filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 205 MMcf/d of firm transportation capacity to Transco's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from Transco's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of Transco's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. Transco estimates the cost of the expansion to be $125 million.

      By separate orders issued in 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96). In February 1996, the FERC granted Transco's amendment to Phase II of SE95/96 to slightly increase the compression additions at three compressors stations and provide an additional 5 MMcf/d of firm transportation capacity beginning with the 1996-1997 winter heating season.

      SE94 was completed and placed into service in November 1994, and provides 35 MMcf/d of additional firm transportation capacity. Phase I of SE95/96 was completed and placed into service in December 1995, and provides 115 MMcf/d of additional firm transportation capacity. Phase II of SE95/96 will add the remaining 55 MMcf/d for the 1996-1997 winter heating season. Transco invested $63 million in these projects in 1995 and expects to invest approximately $21 million in these projects in 1996.

      EMINENCE STORAGE FIELD EXPANSION PROJECT During 1995, Transco completed the third and final phase of its Eminence Storage Field Expansion Project, expanding the working capacity from 12 Bcf to 15 Bcf. The expansion of the salt-dome structure, located at Transco's Station 77 near Seminary, Mississippi, will give Transco additional flexibility to meet the load balancing and emergency gas supply demands of its customers. High deliverability from storage helps assure pipelines, such as Transco, of gas availability for their customers during adverse weather conditions. Transco invested $8 million in this project in 1995.

      MOBILE BAY LATERAL EXPANSION PROJECT In September 1993, the FERC issued an order authorizing the joint ownership and expansion of Transco's Mobile Bay lateral with Florida Gas Transmission Company (Florida Gas). The lateral transports gas from the prolific Mobile Bay gas supply basin to the Transco mainline, near Butler, Alabama. Construction of the compressor station authorized as part of the expansion was completed in November 1994 and the station was placed into service in December 1994.

      In March 1995, the expansion was fully placed into service and the joint ownership of the Mobile Bay Lateral with Florida Gas became effective. The expansion increased the capacity of the Mobile Bay lateral from 462 MMcf/d to 829 MMcf/d. The expansion increased the Transco portion of pipeline capacity by approximately 60 MMcf/d to 520 MMcf/d.

      The cost of the expansion project was funded entirely by Florida Gas, and Transco received approximately $13 million from Florida Gas for the sale of a partial interest in the lateral.

      SUNBELT EXPANSION PROJECT In October 1995, Transco filed for FERC approval of the SunBelt Expansion Project to provide additional firm transportation capacity to growing markets in Georgia, South Carolina and North Carolina. The SunBelt Expansion Project will provide a total of 146 MMcf/d of firm transportation capacity to existing and new Transco customers by the 1997-1998 winter heating season. The firm transportation capacity will extend from Transco's Station 65 in St. Helena Parish, Louisiana to Station 145 near the North and South Carolina state border. The SunBelt Expansion Project will include approximately 15 miles of pipeline looping and compression additions and uprating totaling 53,100 horsepower. Transco estimates the cost of the expansion to be approximately $85 million and expects to invest approximately $15 million in 1996.

        SEABOARD 97 EXPANSION PROJECT In August 1995, Transco announced its SeaBoard 97 Expansion Project, which is planned to provide 115 MMcf/d of additional firm transportation capacity from points of receipt on Transco's Leidy Line to Transco's northeastern market area by the 1997-1998 winter heating season. To render this service, Transco will construct compression and pipeline looping facilities at an estimated cost of

$115 million. Transco plans to file in mid-1996 for FERC approval of the project and expects to invest approximately $9 million in 1996.

      PINE NEEDLE LNG COMPANY, LLC In November 1995, Pine Needle LNG Company, LLC (Pine Needle), a North Carolina limited liability company, by and through its operator, Pine Needle Operating Company (PNOC), filed for FERC approval of a new liquefied natural gas (LNG) storage facility to be constructed and owned by Pine Needle near Transco's mainline system in Guilford County, North Carolina. The project is being proposed in response to strong market demand for winter peak heating service in the Southeast United States. The LNG facility will have a total storage capacity of 4 Bcf of gas. The facility will be able to liquefy gas at a net rate of 20 MMcf/d into storage, and vaporize and send out up to 400 MMcf/d. Transco will construct the necessary connections on its mainline system to enable it to deliver gas to and receive gas from the storage facility. Pine Needle estimates the total cost of the project to be $107 million. Pine Needle proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Pine Needle proposes to place the LNG facility into service on or about May 1, 1999.

      Pine Needle was formed in 1995 between a wholly owned subsidiary of Transco, three North Carolina LDCs, a producer, and a Georgia gas authority. Transco's wholly owned subsidiary, TransCarolina LNG Company, holds a 35% ownership interest in Pine Needle. PNOC is also a wholly owned subsidiary of Transco. Transco expects to invest approximately $3 million in 1996.

      CARDINAL PIPELINE SYSTEM PROJECT In December 1995, Cardinal Extension Company, LLC (Cardinal), a North Carolina limited liability company, was formed between a wholly owned subsidiary of Transco and three North Carolina LDCs to acquire Cardinal Pipeline Company, LLC and expand that company's existing North Carolina pipeline system. The existing pipeline to be acquired consists of 37 miles of 24-inch pipeline extending from Transco's Station 160 to Burlington, North Carolina. Cardinal plans to file in late 1996 for regulatory approval to construct a 65-mile extension of the existing pipeline from Burlington to Raleigh, North Carolina, which will create 140 MMcf/d of new firm transportation capacity to Raleigh. Construction of the pipeline extension is planned to commence in early 1999 with a target in-service date of November 1, 1999. Cardinal Operating Company, a wholly owned subsidiary of Transco, will be responsible for constructing the pipeline extension and will serve as operator of the expanded pipeline system.

        Transco's wholly owned subsidiary, TransCardinal Company, will have a 45% ownership interest in Cardinal. The total costs for the acquisition and extension are expected to be $97 million. Cardinal proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Transco expects to invest approximately $22 million in the project,including $2 million in 1996.

      MID-ATLANTIC LNG STORAGE FACILITY In January 1996, Transco an LDC customer announced that they had signed a letter of intent to evaluate, develop, own and operate a liquefied natural gas facility. The LDC customer has recently informed Transco that it will not participate as an owner in the project, but the LDC has continued to express an interest in subscribing to the project's services. Transco is currently seeking a location for the four Bcf facility in Transco's northern market area. The preliminary estimated cost for the project is $125 million.

                               REGULATORY MATTERS

      Transco's transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation rates and (iii) allowed rate of return, including the equity component of a pipeline's capital structure. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of the ratemaking process, a portion of Transco's revenues may have been collected subject to refund.

      Effective September 1, 1992, Transco changed from the MFV method of rate design to the SFV method of rate design. Under MFV rate design, all fixed costs, with the exception of return on equity and income taxes, are included in a demand charge to customers and return on equity and income taxes are recovered as part of a volumetric charge to customers. Accordingly, under MFV rate design, overall throughput has a significant impact on operating income. Under the SFV method of rate design, all fixed costs, including return on equity and income taxes, are included in a demand charge to customers and all variable costs are recovered through a commodity charge to customers. While the use of SFV rate design limits Transco's opportunity to earn incremental revenues through increased throughput, it also minimizes Transco's risk associated with fluctuations in throughput.

      For a discussion of current regulatory matters, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
- C. Contingent Liabilities and Commitments - Rate and Regulatory Matters."

                                  COMPETITION

        Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines, customers' desire to have more than one supplier and regulatory developments. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. Transco implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are the primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear power purchased from grid arrangements among electric utilities also compete with gas-fired power generation in the markets served by Transco.

      Although a significant portion of Transco's firm customers have relatively secure residential and commercial end-users, virtually all of Transco's LDC customers have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of Transco's customer deliveries are at risk to such fuel switching; however, a recent survey of Transco's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs will aggressively price their system transportation to stay competitive in alternate-fuel markets.

      Transco and its primary market-area competitors implemented Order 636 on their respective systems during 1993. Transco and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in Transco's production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation rates. On July 19, 1995, Transco received an initial decision from a FERC Administrative Law Judge (ALJ) dealing with, among other things, Transco's production-area rate design. That decision rejected Transco's proposal to adopt the production-area rate design employed by its competitor pipelines. The decision of the ALJ is subject to review by FERC and Transco has filed exceptions to the decision with the FERC. Should the FERC issue an order consistent with the ALJ's recommendations, such order would be for prospective effect only. Transco is unable at this time to fully assess the competitive effect and resulting financial impact on Transco of having to maintain its current production-area rate design which is different than that of its competitors.

        Transco is aware that several state jurisdictions have been involved in implementation of changes similar to those that occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling", has been most pronounced in the states of New York, New Jersey and Pennsylvania. In New York and New Jersey regulations regarding "LDC unbundling" were enacted during the past year and Pennsylvania is expected to act on an "LDC unbundling" program in the early spring of 1996. While it is expected that these regulations will encourage greater competition in the natural gas marketplace, it is not expected that they will have a material impact on Transco's transportation volumes or results of operations.

        Transco does not expect to incur gas supply realignment (GSR) costs associated with its firm sales service. Transco's non-GSR transition costs are to recpated to be insignificant; therefore, Transco believes the demand charges to recover these costs will not make its rates noncompetitive in its markets. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
C. Contingent Liabilities and Commitments - Rate and Regulatory Matters - Order 636."

                                 SALES SERVICE

      After FERC approval in January 1993, TEC realigned its gas marketing businesses under the common management of TGMC, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, WESCO succeeded to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - B. Summary of Significant Accounting Policies and I. Transactions with Major Customers and Affiliates."

      Transco makes jurisdictional merchant sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

      Transco's gas sales volumes managed by WESCO and TGMC for the years 1995, 1994 and 1993 are shown below.

Gas Sales Volumes (TBtu)                                   1995         1994        1993
-------------------------                                -------      -------     -------
Long-term sales . . . . . . . . . . . . . . . . .          219.7       217.2        215.5
Short-term sales  . . . . . . . . . . . . . . . .           95.5       109.7         37.0
                                                         -------      -------     -------
   Total gas sales  . . . . . . . . . . . . . .            315.2       326.9        252.5
                                                         =======      =======     =======

                                   REGULATION

     INTERSTATE GAS PIPELINE OPERATIONS Transco's transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 (Natural Gas Act) and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, Transco's rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Transco holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act. Transco is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     ENVIRONMENTAL Transco is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. For this reason, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - C. Contingent Liabilities and Commitments - Environmental Matters."

                          TRANSACTIONS WITH AFFILIATES

     Transco engages in transactions with Williams and other Williams subsidiaries, characteristic of group operations. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
- B. Summary of Significant Accounting Policies and I. Transactions With Major Customers and Affiliates."

ITEM 2. PROPERTIES.

     See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS.

     See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - C. Contingent Liabilities and Commitments
- Legal Proceedings."

DAKOTA GASIFICATION LITIGATION

     On February 20, 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. The claimed additional refunds, which approximate $90 million net to Transco, pertain to amounts paid Dakota from November 1, 1988, to May 1, 1993. Transco and the other pipelines have filed with the FERC an answer opposing the motion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Since Transco meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

--------------------------------------------------------------------------------
                                   PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to May 1, 1995, all of the outstanding shares of Transco's common stock was owned by TGC, a wholly-owned subsidiary of TEC. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interest in Transco. Transco's common stock is not publicly traded and there exists no market for such common stock.

ITEM 6. SELECTED FINANCIAL DATA.

         Since Transco meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

                                  INTRODUCTION

       As discussed in Note A, Corporate Structure and Control, of the Notes to Consolidated Financial Statements included in Item 8 herein, TEC and Williams announced that they had entered into a Merger Agreement pursuant to which Williams acquired on January 18, 1995, through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash offer was then followed by a Merger in which shares of TEC common stock not purchased in the tender offer were exchanged for approximately 10.4 million shares of Williams' common stock valued at $334 million. On the May 1, 1995 effective date of the Merger, TEC declared and paid as dividends to Williams all of TEC's interests in Transco.

       In recent years, Transco has improved its financial strength and has experienced strong operational results. Transco expects the Merger will further enhance its financial and operational strength, as well as allow it to take advantage of new opportunities for growth.

                        CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

       Transco funds its capital requirements with cash flows from operating activities, including the sale of trade receivables, by repayments of funds advanced to Williams, by borrowings under the Credit Agreement and short-term money market facilities and, if required, by advances from Williams. In 1996, Transco also plans to access capital markets to refinance current maturities of existing long-term debt. At December 31, 1995, there were no outstanding borrowings under the Credit Agreement or the short-term money market facilities and advances due Transco by Williams totaled $104.5 million.

       In connection with the Merger, in January 1995, the Boards of Directors of TEC and Williams approved a recapitalization plan for TEC. See Notes D and E of the Notes to Consolidated Financial Statements included in Item 8 herein, for a discussion of the actions completed during 1995 in connection with the recapitalization plan, as it impacts Transco.

        In February 1995, Standard & Poor's Corporation and Moody's Investors Service upgraded TGPL's debt securities from BB and Ba2 to BBB and Baa1, respectively. These upgrades should provide Transco with greater access to capital markets. A security rating is not a recommendation to buy, sell or hold securities; it may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CAPITALIZATION AND CASH FLOWS

       As shown in the following table, at December 31, 1995, the percentage of total debt to total invested capital was 27.5%, compared to 42.7% at December 31, 1994. The increase in common stockholder's equity due to the allocation of the Williams purchase price, partially offset by the retirement of Transco's preferred stock, was the primary reason for the reduction of the percentage of total debt to total invested capital.

                                                    Post-Acquisition         Pre-Acquisition
                                                    ------------- ------------------------
                                                          1995            1994          1993
                                                    -----------   ------------   ----------
                                                                  (In millions)
Common Stockholder's Equity . . . . . . . . . .     $   1,736.8   $      814.8   $     707.3
Preferred Stock . . . . . . . . . . . . . . . .               -           49.4          75.2
Long-term Debt, less Current Maturities . . . .           382.0          644.2         643.8
                                                    -----------   ------------   -----------
    Total Capitalization  . . . . . . . . . . .         2,118.8        1,508.4       1,426.3
Current maturities of Long-Term Debt  . . . . .           277.1              -            -
                                                    -----------   ------------   -----------

    Total Invested Capital  . . . . . . . . . .     $   2,395.9   $    1,508.4   $   1,426.3
                                                    ===========   ============   ===========

Long-term Debt, less Current Maturities as
  a percentage of Total Capitalization  . . . .           18.0%         42.7%          45.1%
Common Stockholder's Equity as a percentage
  of Total Capitalization . . . . . . . . . . .           82.0%         54.0%          49.6%
Total Debt as a percentage of Total Invested
  Capital . . . . . . . . . . . . . . . . . . .           27.5%         42.7%          45.1%

       For purposes of the discussion of variances between the year ended December 31, 1995 and the year ended December 31, 1994, the pre-acquisition and post-acquisition periods presented in the accompanying consolidated financial statements for the year ended December 31, 1995 have been combined for a pro forma presentation of cash flows for the year 1995.

                                                          1995         1994          1993
                                                        --------     --------      --------
                                                                   (In millions)
Cash Flows Provided By Operating Activities . . . .     $  270.6     $  161.8      $  259.3
                                                        ========     ========      ========

     For the year ended December 31, 1995, cash flows from operating activities were $109 million higher than for the year ended December 31, 1994. This increase in cash flows was primarily the result of the timing of disbursements for payables ($73 million) and payments of federal income taxes to Williams ($48 million) in 1995 compared to 1994.

     Cash flows from operating activities for the year ended December 31, 1994 were $98 million lower than for the year ended December 31, 1993. This decrease in cash flows was primarily the result of rate refunds made by Transco under its RP92-137 general rate case ($123 million) and higher collection of revenues in 1993 subject to refund ($83 million), partly offset by a net decrease in gas inventory of $26 million and no producer settlement cash payments being made in 1994 compared to $32 million in 1993.

                                                          1995         1994          1993
                                                        --------     --------      --------
                                                                   (In millions)
Cash Flows Used In Financing Activities . . . . . .     $  45.9      $  32.3       $   66.5
                                                        =======      =======       ========

       The cash flows used in financing activities for the year ended December 31, 1995, reflect the retirement of $50 million of preferred stock, partially offset by the capital contribution from TEC of $6 million.

       The cash flows used in financing activities for the year ended December 31, 1994, reflect the retirement of $26 million of preferred stock and dividend payments of $6 million on preferred stock.

       The cash flows used in financing activities for the year ended December 31, 1993, were mainly due to the retirement of $30 million of Transco's long-term debt and $26 million of preferred stock and dividend payments of $8 million on preferred stock.

                                                          1995         1994          1993
                                                        --------     --------      --------
                                                                   (In millions)
Cash Flows Used In Investing Activities . . . . . .     $  223.9     $  128.9      $  193.0
                                                        ========     ========      ========

          For the year ended December 31, 1995, cash flows used in investing activities reflect capital expenditures for property, plant and equipment of $245 million, as shown in the following table, partly offset by a net decrease of $11 million in advances to affiliates.

       For the year ended December 31, 1994, cash flows used in investing activities included cash outflows for capital expenditures for property, plant and equipment of $143 million, as shown in the following table, partly offset by a net decrease of $17 million in advances to affiliates.

       For the year ended December 31, 1993, cash flows used in investing activities were primarily for capital expenditures for property, plant and equipment of $110 million, as shown in the following table, and a net increase of $119 million in advances to affiliates, partly offset by the recovery of $30 million of producer settlement costs.

                                         Budget                      Actual

                                       ----------      --------------------------------------
Capital Expenditures                      1996         1995           1994           1993

                                       ----------    ----------    -----------    -----------
                                                          (In millions)

Market-Area Projects  . . . . . . .   $      48.2   $      67.4   $       20.4   $       13.1
Supply-Area Projects  . . . . . . .            -            7.7           13.7           27.3
Maintenance of Existing Facilities
  and Other Projects  . . . . . . .         228.5         169.6          109.3           69.8
                                       ----------    ----------    -----------    -----------

       Total Capital Expenditures     $     276.7   $     244.7   $      143.4   $      110.2
                                      ===========   ===========   ============   ============

       Included in Transco's capital expenditures for 1995 were $67 million for market-area expansion, primarily for the Southeast Expansion Projects, compared to $20 million in 1994; $8 million for supply projects, primarily for the Eminence Storage Field Expansion Project, compared to $14 million in 1994; and $170 million for maintenance of existing facilities and other projects, compared to $109 million in 1994.

FUTURE CAPITAL EXPENDITURES

       As shown in the table above, Transco has budgeted approximately $277 million for 1996 capital expenditures related to the maintenance of existing facilities and market-area expansion projects, primarily for the completion of the Southeast Expansion Projects and initial expenditures for other major pipeline expansion projects discussed below.

       SOUTHEAST EXPANSION PROJECTS In November 1993, Transco filed for FERC approval of its Southeast Expansion Projects to provide additional firm transportation capacity to growing southeastern markets in Alabama, Georgia, South and North Carolina and Virginia. The Southeast Expansion Projects will provide a total of 205 MMcf/d of firm transportation capacity to Transco's southeast customers by the 1996-1997 winter heating season. The new firm transportation capacity will extend from Transco's Mobile Bay lateral interconnect, near Butler, Alabama, to delivery points upstream of Transco's Compressor Station 165, near Chatham, Virginia. The expansion projects will include approximately 25 miles of pipeline replacement and looping and the installation of additional compression totaling approximately 70,000 horsepower. Transco estimates the cost of the expansion to be $125 million.

       By separate orders issued in 1994, the FERC authorized the 1994 Southeast Expansion Project (SE94) and the 1995/1996 Southeast Expansion Project (SE95/96). In February 1996, the FERC granted Transco's amendment to Phase II of SE95/96 to slightly increase the compression additions at three compressors stations and provide an additional 5 MMcf/d of firm transportation capacity beginning with the 1996-1997 winter heating season.

       SE94 was completed and placed into service in November 1994, and provides 35 MMcf/d of additional firm transportation capacity. Phase I of SE95/96 was completed and placed into service in December 1995, and provides 115 MMcf/d of additional firm transportation capacity. Phase II of SE95/96 will add the remaining 55 MMcf/d for the 1996- 1997 winter heating season. Transco invested $63 million in these projects in 1995 and expects to invest approximately $21 million in these projects in 1996.

       SUNBELT EXPANSION PROJECT In October 1995, Transco filed for FERC approval of the SunBelt Expansion Project to provide additional firm transportation capacity to growing markets in Georgia, South Carolina and North Carolina. The SunBelt Expansion Project will provide a total of 146 MMcf/d of firm transportation capacity to existing and new Transco customers by the 1997-1998 winter heating season. The firm transportation capacity will extend from Transco's Station 65 in St. Helena Parish, Louisiana to Station 145 near the North and South Carolina state border. The SunBelt Expansion Project will include approximately 15 miles of pipeline looping and compression additions and uprating totaling 53,100 horsepower. Transco estimates the cost of the expansion to be approximately $85 million and expects to invest approximately $15 million in 1996.

       SEABOARD 97 EXPANSION PROJECT In August 1995, Transco announced its SeaBoard 97 Expansion Project, which is planned to provide 115 MMcf/d of additional firm transportation capacity from points of receipt on Transco's Leidy Line to Transco's northeastern market area by the 1997-1998 winter heating season. To render this service, Transco will construct compression and pipeline looping facilities at an estimated cost of $115 million. Transco plans to file in mid-1996 for FERC approval of the project and expects to invest approximately $9 million in 1996.

       PINE NEEDLE LNG COMPANY, LLC In November 1995, Pine Needle LNG Company, LLC (Pine Needle), by and through its operator, Pine Needle Operating Company
(PNOC), filed for FERC approval of a new liquefied natural gas (LNG) storage facility to be constructed and owned by Pine Needle near Transco's mainline system in Guilford County, North Carolina. The project is being proposed in response to strong market demand for winter peak heating service in the Southeast United States. The LNG facility will have a total storage capacity of 4 Bcf of gas. The facility will be able to liquefy gas at a net rate of 20 MMcf/d to storage, and vaporize and send out up to 400 MMcf/d. Transco will construct the necessary connections on its mainline system to enable it to deliver gas to and receive gas from the storage facility. Pine Needle estimates the total cost of the project to be $107 million. Pine Needle proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Pine Needle proposes to place the LNG facility into service on or about May 1, 1999.

       Pine Needle is a North Carolina limited liability company formed in 1995 between wholly owned subsidiaries of Transco, three North Carolina local distribution companies (LDCs), a producer and a Georgia gas authority. Transco's wholly owned subsidiary,

TransCarolina LNG Company, holds a 35% ownership interest in Pine Needle. PNOC is also a wholly owned subsidiary of Transco. Transco expects to invest approximately $3 million in 1996.

       CARDINAL PIPELINE SYSTEM PROJECT In December 1995, Cardinal Extension Company, LLC (Cardinal), a North Carolina limited liability company, was formed between wholly owned subsidiaries of Transco and three North Carolina LDCs to acquire Cardinal Pipeline Company, LLC and expand that company's existing North Carolina pipeline system. The existing pipeline to be acquired consists of 37 miles of 24-inch pipeline extending from Transco's Station 160 to Burlington, North Carolina. Cardinal plans to file in late 1996 for regulatory approval to construct a 65-mile extension of the existing pipeline from Burlington to Raleigh, North Carolina, which will create 140 MMcf/d of new firm transportation capacity to Raleigh. Construction of the pipeline extension is planned to commence in early 1999 with a target in- service date of November 1, 1999. Cardinal Operating Company, a wholly owned subsidiary of Transco, will be responsible for constructing the pipeline extension and will serve as operator of the expanded pipeline system.

       Transco's wholly owned subsidiary, TransCardinal Company, will have a 45% ownership interest in Cardinal. The total costs for the acquisition and extension are expected to be $97 million. Cardinal proposes a 50/50 debt to equity capital structure and will seek non-recourse project financing. Transco expects to invest approximately $22 million in the project, including $2 million in 1996.

OTHER CAPITAL REQUIREMENTS AND CONTINGENCIES

       ORDER 636 TRANSITION COSTS As discussed in Note C of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco implemented Order 636 services effective November 1, 1993. Transco does not expect to incur GSR costs associated with its firm sales service. Transco's non-GSR transition costs are anticipated to be insignificant. Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Transco does not believe that Order 636 transition costs to be incurred by Transco will have a material adverse effect on its financial position or results of operations.

       RATE AND REGULATORY REFUNDS As discussed in Note C of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco filed a general rate case (Docket No. RP95-197) on March 1, 1995 and placed new rates into effect on September 1, 1995. The new rates are being collected subject to refund. Transco has provided a reserve which it believes is adequate for any refunds that may be required under Docket No. RP95-197.

       REGULATORY AND LEGAL PROCEEDINGS As discussed in Notes C of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is involved in several pending regulatory and legal proceedings. Because of the complexities of the issues involved in these proceedings, Transco cannot predict the actual timing of resolution or the ultimate amounts which might have to be refunded or paid in connection with the resolution of these pending regulatory and legal proceedings.

       ENVIRONMENTAL MATTERS As discussed in Note C of the Notes to Consolidated Financial Statements included in Item 8 herein, Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities.

       Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings.

       LONG-TERM GAS PURCHASE CONTRACTS Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco's estimated purchase commitments under such gas purchase contracts are not material to Transco's total gas purchases.

       SUMMARY While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

CONCLUSION

       Although no assurances can be given, Transco currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to Williams, advances or capital contributions from Williams and borrowings under the Credit Agreement or short-term money market facilities will provide Transco with sufficient liquidity to meet its capital requirements. When necessary, Transco also expects to be able to access public and private markets to finance its requirements.

                             RESULTS OF OPERATIONS

       As a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Consolidated Statement of Income for the year ended December 31, 1995 has been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995. For purposes of the discussion of variances between the year ended December 31, 1995 and the year ended December 31, 1994, the pre- acquisition and post-acquisition periods have been combined for a pro forma presentation of results of operations for the year 1995.

       The table below shows the results of operations of Transco for the years 1995, 1994 and 1993 and the effects of certain selected items that have impacted those results.

                                                                  1995              1994             1993
                                                            ---------------   ---------------   --------------
                                                                               (In millions)
           Common Stock Equity in Net Income Before
           Selected                                           $   107.6         $   108.5         $   99.6
             Items . . . . . . . . . . . . . . . . . . .
           Provision for executive severance benefits  .          (15.3)               -                -
           Amortization of purchase price allocation   .          (16.3)               -                -
           Provision for regulatory issue  . . . . . . .             -               (3.7)              -
           Write-off of note receivable  . . . . . . . .             -                 -             (12.5)

           Federal tax rate increase   . . . . . . . . .             -                 -              (1.0)
                                                           ---------------   ---------------   --------------

           Common Stock Equity in Net Income . . . . . .     $     76.0         $   104.8         $   86.1
                                                           ===============   ===============   ==============

1995 COMPARED TO 1994

       COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME Transco's common stock equity in net income for 1995 was $28.8 million less than 1994. Selected items shown in the table above that affected the results for 1995 include net after-tax charges of $31.6 million related to the Merger for the amortization of amounts allocated to Transco from the Williams purchase price and to provide for executive severance and termination benefits, substantially all of which were not deductible for federal income tax purposes. Current FERC policy does not permit Transco to recover through rates the amortization of amounts attributable to the Williams purchase price allocation. Selected items affecting the results for 1994 include a provision for refunds of certain FERC Order 94 production related costs. Excluding the effects of the selected items shown in the table above, the common stock equity in net income for 1995 was comparable to common stock equity in net income for 1994. Operating income for 1995 was $183.6 million ($226.4 million excluding the selected items) compared to operating income of $223.4 million ($229.4 million excluding the selected item) for 1994. This $3.0 million decrease, excluding the selected items, was due to higher operating expenses (excluding the cost of sales and transportation) of $16.3 million, partly offset by higher revenues, net of the related cost of sales and transportation, of $13.3 million.

         OPERATING EXPENSES Excluding the pre-tax effects of the selected items and the cost of sales and transportation of $744 million and $871 million for 1995 and 1994, respectively, Transco's operating expenses were approximately $16 million higher in 1995 than 1994. The increase was due primarily to costs for underground storage ($5 million), taxes other than income taxes ($4 million), corporate overhead expenses ($3 million) and depreciation and amortization expense ($3 million).

         TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, increased $16 million to $703 million for 1995, when compared to 1994. Transportation revenues increased $22 million due primarily to additional revenues of $6 million from the Southeast Expansion Project which was placed into service in November 1994, lower credits to customers of $6 million related to refunds of previously over funded deferred federal income taxes and increased revenues related to certain increased costs included in Transco's rate filing effective September 1, 1995, subject to refund. Other revenues decreased $6 million due primarily to lower transportation of liquids and liquefiable hydrocarbons.

         As shown in the following table, Transco's market-area deliveries for 1995 were 67.0 TBtu, or 5%, higher than 1994. The increased deliveries, primarily firm transportation volumes, were mainly due to market growth and Transco's new Southeast Expansion service which began in the fourth quarter of 1994. The production-area deliveries for 1995 decreased 20.0 TBtu, or 11%, when compared to 1994 due primarily to increased competition among pipelines, especially intrastate pipelines, for transportation of production area volumes and the release of firm transportation capacity in the post Order 636 era. Additionally, in 1994 there were greater volumes transported for electricity generation due to several nuclear plants being shut-in.

         As a result of a straight fixed-variable (SFV) rate design and the interruptible transportation revenue crediting, both in effect since September 1, 1992, increases or decreases in the system deliveries have had no significant impact on operating income. The revenue crediting requirement was eliminated on September 1, 1995 when Transco placed into effect the rates in its general rate case in Docket No. RP95-197. As a result, beginning September 1, 1995, increases or decreases in interruptible transportation volumes can have an impact on operating income.

Transco System Deliveries (TBtu)                                1995       1994        1993
-----------------------------                                 -------    -------     -------
Market-area deliveries:
    Long-haul transportation  . . . . . . . . . . . . . .       858.4      805.1       852.0
    Market-area transportation  . . . . . . . . . . . . .       467.3      453.6       387.4
                                                              -------    -------     -------
    Total market-area deliveries  . . . . . . . . . . . .     1,325.7    1,258.7     1,239.4
Production-area transportation  . . . . . . . . . . . . .       165.9      185.9       177.5
                                                              -------    -------     -------
Total system deliveries . . . . . . . . . . . . . . . . .     1,491.6    1,444.6     1,416.9
                                                              =======    =======     =======

Average Daily Transportation Volumes (TBtu) . . . . . . .         4.1        4.0         3.9
Average Daily Firm Reserved Capacity (TBtu) . . . . . . .         5.2        4.9         4.8

        Transco's facilities are divided into seven rate zones. Four are located in the production area and three are located in the market area. Long-haul transportation is gas that is received in one of the production-area zones and delivered in a market-area zone. Market-area transportation is gas that is both received and delivered within market-area zones. Production-area transportation is gas that is both received and delivered within production-area zones.

        SALES SERVICES Transco makes jurisdictional merchant gas sales to customers pursuant to a blanket sales certificate issued by the FERC, with most of those sales being made through a Firm Sales (FS) program which gives customers the option to purchase daily quantities of gas from Transco at market-responsive prices in exchange for a demand charge payment.

        After FERC approval in January 1993, TEC realigned its gas marketing businesses under the common management of TGMC, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, WESCO succeeded to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. Through the agency agreement, WESCO manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

        Transco's operating revenues related to its sales services decreased $136 million to $619 million for 1995, when compared to 1994. Of this decrease, $84 million was related to lower prices, $22 million was related to lower volumes, $12 million was related to the lower demand charges beginning in April 1995 and $18 million was related to storage gas sold in 1994. However, the decrease in revenues had no effect on Transco's operating or net income since these revenue variances were offset by corresponding variances in the cost of sales when compared to the prior year.

 Gas Sales Volumes (TBtu)                      1995          1994         1993
 ------------------------                      -----         -----        -----
 Long-term sales . . . . . . . . . . . .       219.7         217.2        215.5
 Short-term sales  . . . . . . . . . . .        95.5         109.7         37.0
                                               -----         -----        -----
      Total gas sales  . . . . . . . . .       315.2         326.9        252.5
                                               =====         =====        =====


       STORAGE SERVICES Transco's operating revenues related to storage services increased $7 million to $155 million in 1995, when compared to 1994. The increase reflects primarily an increase in Transco's storage rates effective in July 1994 due to higher storage rates charged to Transco by the operator of the Leidy and Wharton storage fields; however, this increase in revenues was substantially offset by a $5 million increase in underground storage costs included in operation and maintenance expenses.

1994 COMPARED TO 1993

       COMMON STOCK EQUITY IN NET INCOME AND OPERATING INCOME Transco's common stock equity in net income for 1994 was $18.7 million higher than 1993. Selected items affecting the results for 1994 include a reserve for refunds of certain FERC Order 94 production-related costs and selected items affecting the results for 1993 include a write-off of a note receivable from Transco's prior sale of an interest in a gas field and related gas processing plant. Excluding the net income impact of the selected items shown in the table above, Transco's common stock equity in net income was higher by $8.9 million, due primarily to higher net revenues of $19.9 million (net of the related cost of sales and transportation) and lower dividends on preferred stock of $2.2 million, partly offset by higher operation and maintenance expenses of $14.3 million.
Operating income for 1994 was $223.4 million ($229.4 million excluding the selected item), compared to operating income of $202.2 million ($222.3 million excluding the selected item) for 1993. This $7.1 million increase, excluding the selected items, was primarily due to higher net revenues of $19.9 million, partly offset by higher operation and maintenance expenses of $14.3 million.

       OPERATING EXPENSES   Excluding the pretax effects of the selected items
in 1994 and 1993 and the cost of sales and transportation of $871 million for 1994 and $822 million for 1993, Transco's operating expenses increased approximately $13 million over 1993. The increase for the year was primarily due to higher costs for platform rental space ($4 million) and labor ($6 million), partly offset by lower costs for postretirement benefits other than pensions ($3 million).

       TRANSPORTATION SERVICES Transco's operating revenues, excluding sales and storage services, decreased $6 million to $688 million for 1994, when compared to 1993. However, exclusive of the producer settlement surcharge discussed below, transportation revenues increased $20 million reflecting an increase of $10 million due to increased throughput on the Mobile Bay lateral as a result of the change from interruptible transportation to firm transportation combined with additional demand revenues of $7 million from Phases I and II of the Eminence storage field expansion project. Other revenues increased $4 million, primarily due to higher transportation of liquid and liquefiable hydrocarbons. Transportation revenues also include a decrease of $29 million due to lower transportation rates resulting from the elimination of the producer settlement surcharge, which expired on May 31, 1993, although the decrease had no effect on Transco's operating or net income variances when compared with the prior year since it was offset by corresponding variances in the cost of transportation.

       SALES SERVICES Transco's operating revenues related to its sales service increased $73 million to $755 million for 1994, when compared to 1993. Of this increase $78 million was related to higher volumes sold through Transco's jurisdictional merchant sales services and $22 million was related to the cash settlement of historical transportation imbalances, partly offset by a decrease in non-merchant sales revenues of $27 million related to Transco's cash-out program for the settlement of current month transportation imbalances and the sale in 1993 of storage gas purchased for and sold to Transco's customers. However, the increase in revenues had no impact on Transco's operating or net income since these revenue variances were offset by corresponding variances in the cost of sales when compared to the prior year.

       STORAGE SERVICES Transco's operating revenues related to its storage services for 1994 were comparable to those for 1993.

RATE AND REGULATORY MATTERS

        See Note C of the Notes to Consolidated Financial Statements, included in Item 8 herein, for a discussion of Transco's rate and regulatory matters.

COMPETITION

        Competition for gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines, customers' desire to have more than one supplier and regulatory developments. The FERC's stated purpose of Order 636 is to improve the competitive structure of the natural gas pipeline industry. Transco implemented Order 636 on November 1, 1993. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are the primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear power and power purchased from grid arrangements among electric utilities also compete with gas-fired power generation in the markets served by Transco.

        Although a significant portion of Transco's firm customers have relatively secure residential and commercial end-users, virtually all of Transco's LDC customers have some price-sensitive end-users that could switch to alternate fuels. Approximately one-third of Transco's customer deliveries are at risk to such fuel switching; however, a recent survey of Transco's largest customers suggests that end-users will pay a premium to burn natural gas and that LDCs will aggressively price their system transportation to stay competitive in alternate-fuel markets.

        Transco and its primary market-area competitors, Texas Eastern, Columbia, Southern Natural, Tennessee and Iroquois, implemented Order 636 on their respective systems during the period June 1993 to November 1993. Transco and its major competitors all employ SFV rate design for firm transportation as mandated by Order 636. However, Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in Transco's production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. On July 19, 1995, Transco received an initial decision from an ALJ dealing with, among other things, Transco's production-area rate design. That decision rejected Transco's proposal to adopt the production-area rate design employed by its competitor pipelines. The decision of the ALJ is subject to review by the FERC and Transco has filed exceptions to the decision with the FERC. Should the FERC issue an order consistent with the ALJ's recommendations, such order would be for prospective effect only. Transco is unable at this time to fully assess the long-term competitive effect and resulting financial impact on Transco of having to maintain its current production-area rate design which is different than that of its competitors.

        Transco is aware that several state jurisdictions have been involved in implementation of changes similar to those that occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling", has been most pronounced in the states of New York, New Jersey and Pennsylvania. In New York and New Jersey regulations regarding "LDC unbundling" were enacted during the past year and Pennsylvania is expected to act on an "LDC unbundling" program in the early spring of 1996. While it is expected that these regulations will encourage greater competition in the natural gas marketplace, it is not expected that they will have a material impact on Transco's transportation volumes or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


Transcontinental Gas Pipe Line Corporation
The Board of Directors

We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation as of December 31, 1995, and the related consolidated statements of income, common stockholder's equity, and cash flows for the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1994, and the consolidated statements of income, common stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1994, were audited by other auditors whose report dated February 20, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Gas Pipe Line Corporation at December 31, 1995, and the consolidated results of its operations and its cash flows for the periods from January 1, 1995 to January 17, 1995, and from January 18, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP




Tulsa, Oklahoma
February 9, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Transcontinental Gas Pipe Line Corporation:

     We have audited the accompanying consolidated balance sheet of Transcontinental Gas Pipe Line Corporation (a Delaware corporation) as of December 31, 1994, and the related statements of income, common stockholder's equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Gas Pipe Line Corporation as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP

Houston, Texas
February 20, 1995

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS
                                (NOTES B AND C)


                                                                   Post-Acquisition  |  Pre-Acquisition
                                                                   ----------------  |  ---------------
                                                                     December 31,    |   December 31,
                                                                       1995          |      1994
                                                                   ----------------  |  ---------------
                                                                                     |
          ASSETS                                                                     |
                                                                                     |
Current Assets:                                                                      |
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     2,557       |  $     1,628
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .          6,426       |        7,218
  Receivables:                                                                       |
    Trade (Notes D and H)   . . . . . . . . . . . . . . . . . .         44,655       |       40,257
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          2,848       |       15,149
    Advances to affiliates  . . . . . . . . . . . . . . . . . .        104,499       |      115,974
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          4,826       |        5,707
  Transportation and exchange gas receivables:                                       |
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .         28,309       |       19,328
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .        113,310       |       92,424
  Inventories:                                                                       |
    Gas in storage, at LIFO   . . . . . . . . . . . . . . . . .         21,943       |       12,691
    Materials and supplies, at lower of average cost or market          34,336       |       42,747
    Gas available for customer nomination   . . . . . . . . . .            548       |        1,341
  Deferred income tax benefits (Note G)   . . . . . . . . . . .         37,640       |       34,578
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,170       |       20,628
                                                                   -----------       |  -----------
    Total current assets  . . . . . . . . . . . . . . . . . . .        424,067       |      409,670
                                                                   -----------       |  -----------
                                                                                     |
Investments, at cost  . . . . . . . . . . . . . . . . . . . . .         11,256       |          351
                                                                   -----------       |  -----------
                                                                                     |
Property, Plant and Equipment:                                                       |
  Natural gas transmission plant  . . . . . . . . . . . . . . .      3,455,154       |    4,340,912
  Less - Accumulated depreciation and amortization  . . . . . .        170,417       |    2,578,069
                                                                   -----------       |  -----------
    Total property, plant and equipment, net  . . . . . . . . .      3,284,737       |    1,762,843
                                                                   -----------       |  -----------
                                                                                     |
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .        201,728       |       97,764
                                                                   -----------       |  -----------
                                                                                     |
                                                                   $ 3,921,788       |  $ 2,270,628
                                                                   ===========       |  ===========




  The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              THOUSANDS OF DOLLARS
                                (NOTES B AND C)

                                                                  Post-Acquisition  |  Pre-Acquisition
                                                                  ----------------  |  ---------------
                                                                    December 31,    |   December 31,
                                                                       1995         |       1994
                                                                  ----------------  |  ---------------
                                                                                    |
          LIABILITIES AND STOCKHOLDERS' EQUITY                                      |
                                                                                    |
Current Liabilities:                                                                |
  Current maturities of long-term debt (Note D)   . . . . . . .    $     277,126    |  $         -
  Payables:                                                                         |
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .           82,049    |      109,176
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           84,590    |       28,286
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           46,708    |       33,476
  Transportation and exchange gas payable:                                          |
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . .              841    |        2,687
    Others  . . . . . . . . . . . . . . . . . . . . . . . . . .           76,459    |       47,218
  Accrued liabilities:                                                              |
    Federal income taxes  . . . . . . . . . . . . . . . . . . .           55,868    |        6,494
    Other taxes   . . . . . . . . . . . . . . . . . . . . . . .            9,135    |       11,299
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           15,396    |       15,396
    Employee benefits (Note F)  . . . . . . . . . . . . . . . .           41,994    |       24,122
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           31,843    |       25,758
  Reserve for rate refunds  . . . . . . . . . . . . . . . . . .           55,123    |       79,229
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .               91    |        4,652
                                                                   -------------    |  -----------
    Total current liabilities   . . . . . . . . . . . . . . . .          777,223    |      387,793
                                                                   -------------    |  -----------
Long-Term Debt, less current maturities (Note D)  . . . . . . .          382,045    |      644,238
                                                                   -------------    |  -----------
Other Liabilities:                                                                  |
  Deferred income taxes (Note G)  . . . . . . . . . . . . . . .          840,189    |      302,846
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          185,500    |       71,549
                                                                   -------------    |  -----------
    Total other liabilities   . . . . . . . . . . . . . . . . .        1,025,689    |      374,395
                                                                   -------------    |  -----------
Commitments and contingencies (Note D)                                              |
                                                                                    |
Cumulative Redeemable Preferred Stock, without par value: (Note E)                  |
  Authorized 10,000,000 shares:                                                     |
    Stated value $100 per share, issued and outstanding                             |
    -0- and 497,444 shares in 1995 and 1994,                                        |
    respectively, net of issue expense  . . . . . . . . . . . .                -    |       49,375
                                                                   -------------    |  -----------
Cumulative Redeemable Second Preferred Stock,                                       |
  without par value: (Note E)                                                       |
    Authorized 2,000,000 shares: none issued or outstanding . .                -    |            -
                                                                   -------------    |  -----------
Common Stockholder's Equity:                                                        |
  Common Stock $1.00 par value:                                                     |
    100 shares authorized, issued and outstanding   . . . . . .                -    |            -
  Premium on capital stock and other paid-in capital  . . . . .        1,652,430    |      285,792
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .           84,401    |      529,035
                                                                   -------------    |  -----------
    Total common stockholder's equity   . . . . . . . . . . . .        1,736,831    |      814,827
                                                                   -------------    |  -----------
                                                                   $   3,921,788    |  $ 2,270,628
                                                                   =============    |  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                              THOUSANDS OF DOLLARS
                                    (NOTE B)

                                                 Post-Acquisition                            Pre-Acquisition
                                               --------------------   |  --------------------------------------------------------
                                                                      |                               For the Years Ended
                                                  For the Period      |    For the Period                December 31,
                                                 January 18, 1995     |    January 1, 1995    -----------------------------------
                                               to December 31, 1995   |  to January 17, 1995            1994          1993
                                               --------------------   |  -------------------  ---------------   -----------------
                                                                      |
Operating Revenues:                                                   |
   Natural gas sales  . . . . . . . . . . . . . .    $    587,568     |    $       31,701       $    754,984       $   681,839
   Natural gas transportation . . . . . . . . . .         667,601     |            32,775            678,561           687,808
   Natural gas storage  . . . . . . . . . . . . .         147,398     |             7,452            148,290           146,416
   Other  . . . . . . . . . . . . . . . . . . . .           2,584     |               133              9,127             5,470
                                                     ------------     |    --------------        -----------       -----------
     Total operating revenues . . . . . . . . . .       1,405,151     |            72,061          1,590,962         1,521,533
                                                     ------------     |    --------------        -----------       -----------
                                                                      |
Operating Costs and Expenses:                                         |
   Cost of natural gas sales  . . . . . . . . . .         586,878     |            31,691            752,495           681,482
   Cost of natural gas transportation . . . . . .         119,455     |             6,279            118,865           140,358
   Operation and maintenance  . . . . . . . . . .         194,441     |             8,722            190,501           176,171
   Administrative and general . . . . . . . . . .         129,294     |             7,063            146,740           148,186
   Provision for executive severance benefits . .              -      |            16,048                 -                 -
   Depreciation and amortization  . . . . . . . .         151,711     |             5,560            120,797           119,495
   Taxes - other than income taxes  . . . . . . .          33,818     |             1,558             31,061            32,593
   Provision for regulatory issue (Note C)  . . .              -      |                -               6,000                -
   Write-off of note receivable (Note H)  . . . .              -      |                -                  -             20,125
   Other  . . . . . . . . . . . . . . . . . . . .           1,057     |                53              1,079               952
                                                     ------------     |    --------------       ------------       -----------
     Total operating costs and expenses . . . . .       1,216,654     |            76,974          1,367,538         1,319,362
                                                     ------------     |    --------------       ------------       -----------
                                                                      |
Operating Income (Loss) . . . . . . . . . . . . .         188,497     |            (4,913)           223,424           202,171
                                                     ------------     |    --------------       ------------       -----------
                                                                      |
                                                                      |
Other (Income) and Other Deductions:                                  |
   Interest expense -  affiliates . . . . . . . .             305     |                 2                 -                221
                    -  other  . . . . . . . . . .          56,132     |             2,678             61,128            64,015
   Interest income  -  affiliates   . . . . . . .          (1,821)    |              (207)            (6,122)           (3,177)
                    -  other  . . . . . . . . . .            (630)    |               (12)              (567)           (1,928)
   Allowance for equity and borrowed funds                            |
     used during construction  (AFUDC)  . . . . .          (6,870)    |              (234)            (4,184)           (5,126)
   Miscellaneous other (income) and                                   |
     deductions, net  . . . . . . . . . . . . . .             315     |               213              4,710             4,600
                                                     ------------     |    --------------       ------------       -----------
     Total other (income) and other deductions  .          47,431     |             2,440             54,965            58,605
                                                     ------------     |    --------------       ------------       -----------
                                                                      |
   Income (Loss) before Income Taxes  . . . . . .         141,066     |            (7,353)           168,459           143,566
   Provision for Income Taxes (Note G)  . . . . .          54,478     |             2,309             57,733            49,341
                                                     ------------     |    --------------       ------------       -----------
   Net Income (Loss)  . . . . . . . . . . . . . .          86,588     |            (9,662)           110,726            94,225
   Dividends on Preferred Stock . . . . . . . . .             722     |               194              5,944             8,107
                                                     ------------     |    --------------       ------------       -----------
   Common Stock Equity in Net Income (Loss) . . .    $     85,866     |    $       (9,856)      $    104,782       $    86,118
                                                     ============     |    ==============       ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.


                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                              THOUSANDS OF DOLLARS
                                (NOTES B AND C)


                                                   Post-Acquisition                         Pre-Acquisition
                                                 --------------------  |  --------------------------------------------------------
                                                                       |                               For the Years Ended
                                                    For the Period     |    For the Period                December 31,
                                                   January 18, 1995    |    January 1, 1995    -----------------------------------
                                                 to December 31, 1995  |  to January 17, 1995        1994               1993
                                                 --------------------  |  -------------------  ---------------   -----------------
                                                                       |
Common Stock:                                                          |
     Balance at beginning and end of period  .  .    $          -      |    $            -      $            -     $           -
                                                     ------------      |    --------------      --------------     -------------
                                                                       |
Premium on Capital Stock and Other Paid-in                             |
     Capital:                                                          |
     Balance at beginning of period   . . . . . .         285,792      |           285,792             283,037           280,600
     Add (deduct):                                                     |
        TranStock contribution  . . . . . . . . .               -      |                 -               2,901             2,227
        Acquisition adjustment to eliminate                            |
          retained earnings . . . . . . . . . . .         519,179      |                 -                  -                 -
        Acquisition adjustment to record                               |
          assets and liabilities at                                    |
          fair value  . . . . . . . . . . . . . .         837,446      |                 -                  -                 -
        Capital contribution by parent  . . . . .           5,539      |                 -                  -                 -
        Non-cash capital contribution by                               |
          parent  . . . . . . . . . . . . . . . . .         5,541      |                 -                  37               393
        Non-cash return of capital to parent  . .            (698)     |                 -                  -                 -
        Loss on reacquired preferred stock    . .            (369)     |                 -                (183)             (183)
                                                     ------------      |    --------------      --------------     -------------
     Balance at end of period   . . . . . . . . .       1,652,430      |           285,792             285,792           283,037
                                                     ------------      |    --------------      --------------     -------------
                                                                       |
Retained Earnings:                                                     |
     Balance at beginning of period   . . . . . .         519,179      |           529,035             424,253           338,135
     Add (deduct):                                                     |
        Net income (loss)   . . . . . . . . . . .          86,588      |            (9,662)            110,726            94,225
        Dividends on preferred stock  . . . . . .            (722)     |              (194)             (5,944)           (8,107)
        Acquisition adjustment to eliminate                            |
          retained earnings . . . . . . . . . . .        (519,179)     |                 -                  -                 -
        Non-cash dividend to parent . . . . . . .          (1,465)     |                 -                  -                 -
                                                     ------------      |    --------------      --------------     -------------
     Balance at end of period   . . . . . . . . .          84,401      |           519,179             529,035           424,253
                                                     ------------      |    --------------      --------------     -------------
     Total Common Stockholder's Equity  . . . . .    $  1,736,831      |    $      804,971      $      814,827     $     707,290
                                                     ============      |    ==============      ==============     =============



  The accompanying notes are an integral part of these consolidated financial statements.

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS
                                    (NOTE B)

                                                 Post-Acquisition                           Pre-Acquisition
                                               --------------------   |  --------------------------------------------------------
                                                                      |                                 For the Years Ended
                                                  For the Period      |    For the Period                  December 31,
                                                 January 18, 1995     |    January 1, 1995    -----------------------------------
                                               to December 31, 1995   |  to January 17, 1995        1994              1993
                                               --------------------   |  -------------------  ---------------   -----------------
                                                                      |
Cash flows from operating activities:                                 |
   Net income (loss)   . . . . . . . . . . . . . . . $   86,588       |     $     (9,662)       $    110,726      $     94,225
   Adjustments to reconcile net income (loss)                         |
   to net cash provided by (used in) operating                        |
      activities:                                                     |
      Depreciation and amortization  . . . . . . . .    166,691       |            6,165             134,363           133,202
      Deferred income taxes (Note G) . . . . . . . .    (18,168)      |            5,348             (24,466)            4,788
      Provision for (payment of) executive                            |
        severance benefits . . . . . . . . . . . . .    (14,849)      |           16,048                  -                 -
      Allowance for equity funds used during                          |
        construction (Equity AFUDC)  . . . . . . . .     (5,769)      |             (190)             (3,410)           (2,801)
      Provision for regulatory issue (Note C)                -        |               -                6,000                -
      Write-off of note receivable (Note H)  . . . .         -        |               -                   -             20,125
      Nonrecoverable producer settlements  . . . . .         -        |               -                   -            (31,600)
      Changes in operating assets and liabilities:                    |
         Receivables . . . . . . . . . . . . . . . .     17,120       |           (7,114)             32,067           (28,884)
         Transportation and exchange gas receivable.    (24,166)      |           (5,701)             35,363            45,308
         Inventories . . . . . . . . . . . . . . . .       (752)      |           (2,647)             17,131            (8,616)
         Payables  . . . . . . . . . . . . . . . . .     50,468       |           (8,059)            (30,836)           15,497
         Transportation and exchange gas payable . .     22,461       |            4,934             (27,798)          (56,428)
         Accrued liabilities   . . . . . . . . . . .     49,748       |           (4,755)              7,527            (1,896)
         Reserve for rate refunds  . . . . . . . . .    (10,749)      |          (26,846)            (68,041)          103,724
         Other, net  . . . . . . . . . . . . . . . .    (15,569)      |               71             (26,831)          (27,295)
                                                     ----------       |     ------------        ------------      ------------
            Net cash provided by (used in) operating                  |
              activities . . . . . . . . . . . . . .    303,054       |          (32,408)            161,795           259,349
                                                     ----------       |     ------------        ------------      ------------
                                                                      |
Cash flows from financing activities:                                 |
   (Notes D and E)                                                    |
   Capital contribution by parent  . . . . . . . . .      5,539       |               -                   -                 -
   Additions to long-term debt . . . . . . . . . . .     50,000       |               -                   -                 -
   Retirement of long-term debt  . . . . . . . . . .    (50,000)      |               -                   -            (29,856)
   Retirement of preferred stock . . . . . . . . . .    (49,744)      |               -              (25,999)          (25,998)
   Advances from affiliates, net . . . . . . . . . .     (8,195)      |            8,195                  -                 -
   Dividends on preferred stock  . . . . . . . . . .     (1,647)      |               -               (6,320)           (8,483)
   Other, net  . . . . . . . . . . . . . . . . . . .         -        |               -                   -             (2,161)
                                                     ----------       |     ------------        ------------      ------------
          Net cash provided by (used in) financing                    |
             activities  . . . . . . . . . . . . . .    (54,047)      |            8,195             (32,319)          (66,498)
                                                     ----------       |     ------------        ------------      ------------

The acquisition of Transco Energy Company and subsidiaries, including Transco, by The Williams Companies, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price was "pushed-down" and recorded in the accompanying financial statements which affects the comparability of the post-acquisition and pre-acquisition financial position, results of operations and cash flows.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              THOUSANDS OF DOLLARS
                                    (NOTE B)

                                                       Post-Acquisition                         Pre-Acquisition
                                                     -------------------- | --------------------------------------------------------
                                                                          |                              For the Year Ended
                                                        For the Period    |   For the Period                December 31,
                                                       January 18, 1995   |   January 1, 1995    -----------------------------------
                                                     to December 31, 1995 | to January 17, 1995        1994             1993
                                                     -------------------- | -------------------  ----------------   ---------------
                                                                          |
Cash flows from investing activities:                                     |
   Additions to property, plant and equipment,                            |
      net of equity AFUDC . . . . . . . . . . .         (239,773)         |          (4,896)          (143,440)         (110,227)
   Recovery of producer settlements . . . . . .               -           |              -                  -             30,412
   Sale of assets . . . . . . . . . . . . . . .            8,154          |              -                  -                 -
   Advances to affiliates, net  . . . . . . . .          (52,124)         |          63,599             17,331          (118,804)
   Other, net . . . . . . . . . . . . . . . . .            1,199          |             (24)            (2,833)            5,603
                                                     -----------          | ---------------      -------------      ------------
         Net cash provided by (used in)                                   |
             investing activities   . . . . . .         (282,544)         |          58,679           (128,942)         (193,016)
                                                     -----------          | ---------------      -------------      ------------
                                                                          |
                                                                          |
   Net increase (decrease) in cash  . . . . . .          (33,537)         |          34,466                534              (165)
   Cash at beginning of period  . . . . . . . .           36,094          |           1,628              1,094             1,259
                                                     -----------          | ---------------      -------------      ------------
   Cash at end of period  . . . . . . . . . . .      $     2,557          | $        36,094      $       1,628      $      1,094
                                                     ===========          | ===============      =============      ============

   Supplemental disclosures of cash flow
      information:
      Cash paid during the year for:
        Interest (exclusive of amount                $    52,450           $         5,552      $      59,485      $     61,275
          capitalized)  . . . . . . . . . . . .
        Income taxes paid   . . . . . . . . . .           28,576                    19,427             60,663           101,802
        Income tax refunds received   . . . . .          (22,454)                       -             (29,558)           (7,655)

  The accompanying notes are an integral part of these consolidated financial statements.

                   TRANSCONTINENTAL GAS PIPE LINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Corporate Structure and Control  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34
B. Summary of Significant Accounting Policies   . . . . . . . . . . . . . . . . . . . . . . .   35
C. Contingent Liabilities and Commitments   . . . . . . . . . . . . . . . . . . . . . . . . .   39
D. Debt, Financing Arrangements and Leases  . . . . . . . . . . . . . . . . . . . . . . . . .   50
E. Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53
F. Employee Benefit Plans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53
G. Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   58
H. Financial Instruments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60
I. Transactions with Major Customers and Affiliates   . . . . . . . . . . . . . . . . . . . .   61
J. Quarterly Information (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   64

                      A.  CORPORATE STRUCTURE AND CONTROL

     Prior to May 1, 1995, Transcontinental Gas Pipe Line Corporation (Transco) was a wholly-owned subsidiary of Transco Gas Company (TGC). TGC is a wholly-owned subsidiary of Transco Energy Company (TEC).

     On December 12, 1994, TEC and The Williams Companies, Inc. (Williams) announced that they had entered into a merger agreement (Merger Agreement) pursuant to which Williams acquired through a cash tender offer 24.6 million shares, or approximately 60%, of the outstanding shares of TEC's common stock for $430.5 million. The cash tender offer was then followed by a stock merger (Merger) in which shares of TEC common stock not purchased in the tender offer were exchanged for approximately 10.4 million shares of Williams' common stock valued at $334 million.

     The tender offer began on December 16, 1994 and expired on January 17, 1995. Approximately 35.2 million shares, or approximately 86.7%, of the outstanding shares of TEC's common stock were tendered to Williams for purchase. Pursuant to the Merger Agreement, on January 18, 1995, Williams accepted for payment 24.6 million shares of TEC's common stock for $17.50 per share as the first step in acquiring the entire equity interest of TEC. The exchange of the remainder of the outstanding shares of TEC's common stock for Williams' common stock was approved by a majority of TEC's stockholders on April 28, 1995 and occurred on the May 1, 1995 effective date of the Merger. On May 1, 1995, TEC declared and paid as dividends to Williams all of TEC's interest in Transco.

     Transco's Board of Directors declared a non-cash common stock dividend of $1.5 million and non-cash return of capital of $.7 million to Williams in 1995. No common stock dividends were declared in 1994 or 1993.

                 B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS Transco is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the eleven southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Additional information about Transco's operations is contained throughout this report.

     BASIS OF PRESENTATION The acquisition of TEC and its subsidiaries, including Transco, by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Transco based on their estimated fair values. The accompanying post-acquisition consolidated financial statements reflect Transco's share of the purchase price. The purchase price allocation to Transco primarily consisted of a $1.5 billion allocation to property, plant and equipment, which is being amortized on a straight-line basis, and adjustments to deferred taxes based upon the book basis of the net assets recorded as a result of the acquisition. Current Federal Energy Regulatory Commission (FERC) policy does not permit Transco to recover through rates amounts in excess of original cost.

     Further, as a result of the change in control of Transco on January 18, 1995 and the effects of the allocation of the purchase price, Transco's Consolidated Statement of Income, Consolidated Statement of Common Stockholder's Equity and Consolidated Statement of Cash Flows for the twelve months ended December 31, 1995 have been segregated into a pre-acquisition period ending January 17, 1995 and a post-acquisition period beginning January 18, 1995.

     Prior to May 1, 1995 and as a subsidiary of TEC, Transco engaged in transactions with TEC and other TEC subsidiaries, characteristic of group operations. For consolidated cash management purposes, Transco made interest-bearing advances to TEC and received interest-bearing advances and capital contributions from TEC. These advances were represented by demand notes and Transco recorded such advances as current in the accompanying Consolidated Balance Sheet. As general TEC corporate policy, the interest rate on intercompany demand notes was 1-1/2% below the prime rate of Citibank, N.A.

     Effective May 1, 1995, Transco began participation in Williams' cash management program. On that date, the balance of the advances due to TEC were transferred by TEC to Williams. Subsequent to May 1, 1995, Transco repaid advances due Williams and made advances to Williams. These advances are represented by demand notes. Transco currently expects to receive payment of these advances within the next twelve months and has recorded such advances as current in the accompanying Consolidated Balance Sheet.

The interest rate on intercompany demand notes is the London Interbank Offered Rate on the first day of the month plus an adder ranging from 0.35% to 1.15%.

     Through an agency agreement, Williams Energy Services Company (WESCO), an affiliate of Transco, manages all jurisdictional merchant gas sales of Transco, receives all margins associated with such business and, as Transco's agent, assumes all market and credit risk associated with Transco's jurisdictional merchant gas sales. Consequently, Transco's merchant gas sales service has no impact on its operating income or results of operations.

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Transco and majority-owned subsidiaries. Companies in which Transco and its subsidiaries own 20 percent to 50 percent of the voting common stock are accounted for under the equity method.

     PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost, adjusted in 1995 to reflect the allocation of the purchase price as discussed above. Gains or losses from the ordinary sale or retirement of property, plant and equipment are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

     The Financial Accounting Standards Board (FASB) has issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The standard, which will be adopted in the first quarter of 1996, is not expected to have a material effect on Transco's financial position or results of operation.

     Depreciation rates used for major regulated gas plant facilities at year-end 1995, 1994 and 1993 were:

Category of Property                                   1995           1994           1993
---------------------                               -----------    -----------    -----------
Gathering facilities  . . . . . . . . . . . . .           6.22%          6.22%          6.22%
Storage facilities  . . . . . . . . . . . . . .           2.50%          2.50%          2.50%
Onshore transmission facilities . . . . . . . .           2.65%          2.65%    2.50%-2.65%
Offshore transmission facilities  . . . . . . .     3.75%-7.78%    3.75%-7.78%    3.75%-7.78%

     Depreciation of general plant is provided at straight-line rates.

     In Transco's general rate case in Docket No. RP95-197, effective September 1, 1995, subject to refund, the FERC Staff has proposed a reduction in the depreciation rates of certain categories of property. Reductions in depreciation rates would have no effect on operating or net income, but would result in lower cash flows from operations.

     ACCOUNTING FOR INCOME TAXES Williams and its wholly-owned subsidiaries, which includes Transco, file a consolidated federal income tax return. It is Williams' policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary had filed a separate return. During 1994 and 1993 TEC and its wholly-owned subsidiaries, which included Transco through its ownership by TGC, filed a consolidated federal income tax return. It was TEC's policy to charge or credit each subsidiary with an amount equivalent to its federal income tax expense or benefit computed as if each subsidiary filed a separate return, but including benefits from each subsidiary's losses and tax credits that may be utilized only on a consolidated basis.

     Transco uses the liability method of accounting for deferred taxes which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in Transco's assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates, whereby such balances will more closely approximate the actual taxes to be paid.

     REVENUE RECOGNITION Transco recognizes revenues for the sale of its commodities in the period of delivery and recognizes revenue for the transportation of gas in the period the service is provided based upon contractual terms. Transco is subject to FERC regulations and, accordingly, certain revenues are collected subject to possible refunds pending final FERC orders. Transco records rate refund accruals based on management's estimate of the expected outcome of these proceedings.

     ALLOWANCES FOR DOUBTFUL RECEIVABLES Due to its customer base, Transco has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination. At December 31, 1995 and 1994, Transco had no allowance for doubtful accounts.

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH FLOWS FROM OPERATING ACTIVITIES Transco uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. Transco includes short-term, highly-liquid investments that have a maturity of three months or less as cash equivalents.

     RESTRICTED DEPOSITS At December 31, 1995 and 1994, Transco had approximately $6 million and $7 million, respectively, of restricted deposits that are classified on the accompanying Consolidated Balance Sheet in current assets as Deposits. These restricted deposits serve as collateral for various standby letters of credit, regulatory trusts and legal proceedings.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The allowance for funds used during construction (AFUDC) represents the cost of funds applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices. The allowance for borrowed funds used during construction was $1.1 million, $0.8 million and $2.3 million for 1995, 1994 and 1993, respectively. The allowance for equity funds was $6.0 million, $3.4 million and $2.8 million for 1995, 1994 and 1993, respectively.

     GAS IN STORAGE Transco utilizes the last-in, first-out (LIFO) method of accounting for inventory gas in storage. The 1995 and 1994 inventory values approximated current replacement cost.

     GAS IMBALANCES In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems which may deliver different quantities of gas on behalf of Transco than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future and are recorded in the accompanying Consolidated Balance Sheet. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transco's rate structure includes a method whereby most imbalances generated after August 1, 1991 are settled on a monthly basis. Imbalances predating August 1, 1991 are being recovered or repaid in cash or through the receipt or delivery of gas in the future upon agreements of allocation and as permitted by operating conditions. These imbalances have been classified as current assets or current liabilities at December 31, 1995.

     DERIVATIVE FINANCIAL INSTRUMENTS Transco, through WESCO as its agent (and formerly through Transco Gas Marketing Company (TGMC), an affiliate), has been a party to various futures contracts and option and commodity price swap agreements (derivatives) used to manage price volatility in its natural gas marketing activities related to WESCO's management of Transco's jurisdictional merchant sales service. Transco does not use derivatives for trading purposes. During 1995 and 1994 derivatives designated as hedges have been carried at market value with gains and losses deferred until the hedged marketing activity is included in current net income or loss. Open contracts on natural gas marketing activity designated as hedges at December 31, 1995 were not material. WESCO will record all future derivatives activity related to the management of Transco's jurisdictional merchant sales service and will be at risk for all such derivative activity.

     RECLASSIFICATIONS Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.

                   C. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

     GENERAL RATE CASE (DOCKET NO. RP95-197) On March 1, 1995, Transco filed with the FERC a general rate case that proposed changes in the rates for Transco's transportation, sales and storage service rate schedules effective April 1, 1995. The changes in rates, if accepted as proposed, would generate additional annual jurisdictional revenues of approximately $132 million over the pre-filed rates in effect, based primarily on: (1) an increase in rate base resulting from additional plant and higher working capital requirements and a reduction in historical accumulated deferred income taxes; (2) an increase in operation and maintenance expenses; and (3) an increase in Transco's cost of capital resulting from an increase in the equity component of the capital structure used (the filing is based on Transco's own capital structure) and in the cost of equity from the pre-filed rate of return on equity of 14.45 percent to the proposed rate of return on equity of 15.25 percent.

     Transco also proposed to: (1) eliminate the non-gas demand charge under Rate Schedule FS; (2) refunctionalize certain jointly owned transmission facilities to the gathering function; and (3) eliminate the interruptible transportation (IT) crediting mechanism. Transco also filed pro forma tariff sheets, to be effective on a prospective basis, for two new Part 284 services, an interconnect transfer service and a gas management service, and a pro forma tariff sheet to reflect market-based rates for its non-IT feeder transactions, should the FERC decide to set Transco's IT rates for hearing in this docket. Transco further proposed to eliminate the "at risk" certificate condition governing its Mobile Bay facilities on a prospective basis. Finally, Transco proposed certain other changes to the terms and conditions of its tariff, none of which would have a significant impact on operating income.

     On March 31, 1995, the FERC issued an order on Transco's filing which accepted and suspended the tariff sheets relating to Transco's rates, to be effective September 1, 1995, subject to refund, and established hearing procedures. The March 31 order also accepted, effective April 1, 1995, the tariff sheets changing Transco's terms and conditions of service, subject to the outcome of a technical conference. In that regard, on June 13, 1995, the FERC granted Transco's motion to transfer consideration of issues relating to the proposed new services from the technical conference to the second phase of the hearing established for this proceeding, described below. As to market-based IT rates, the FERC accepted Transco's pro forma tariff sheet but deferred action until after the FERC has completed its generic review of market-based rates. As to the elimination of the IT crediting mechanism, the FERC permitted Transco to eliminate the IT crediting mechanism subject to the outcome of the hearing where the reasonableness of Transco's test period throughput projections for interruptible services must be examined.

     On August 31, 1995, Transco filed to place the rates filed on March 1, 1995 into effect on September 1, 1995, as adjusted to reflect certain changes subsequent to the March 1 filing. The FERC accepted Transco's filing subject to the outcome of the hearing and technical conference established by the FERC's March 31 order. The September 1 rates are being collected subject to refund.

     At a prehearing conference on April 18, 1995, the presiding Administrative Law Judge (ALJ) adopted a procedural schedule establishing a phased hearing for the rate issues raised by Transco's filing. The first phase of the hearing was limited to the issues of the rate of return and capital structure in the filing, and concluded in December 1995. Transco is awaiting the outcome of this hearing. The second phase will address the remaining rate issues with a hearing to commence in July 1996.

     On October 4, 1995, the FERC issued an order on the tariff issues addressed at a technical conference held pursuant to the FERC's March 31 order. The FERC required that Transco make certain tariff changes consistent with the October 4 order (most of which were agreed to by Transco at the technical conference), and as to other issues has directed that Transco continue discussions with its customers.

     GENERAL RATE CASE (DOCKET NO. RP92-137) On March 2, 1992, Transco filed with the FERC a general rate case that proposed an increase in transportation rates, based primarily on increases in operating and maintenance costs, including those associated with additional services provided to Transco's markets since its last general rate filing, and increased cost of capital. The filing also included a change to straight-fixed-variable (SFV) rate design and an increase in rate base resulting from additional plant and equipment costs and higher working capital requirements. On September 1, 1992, the increased rates went into effect, subject to refund.

     On May 3, 1993, Transco filed with the FERC a Settlement with regard to Docket No. RP92-137. On November 4, 1993, the FERC issued an order accepting the Settlement. The Settlement resolved all issues in Docket No. RP92-137 except (i) issues relating to Transco's rate of return (see discussion below), and (ii) the issue of the appropriate load factor for the design of Transco's interruptible rates, which the FERC referred to a hearing in Docket No. RP92-137, for prospective effect only (see Order 636 discussion for additional issues referred to this hearing). In addition, in the Settlement, Transco agreed to file a new general section 4 rate case to be effective no later than September 1, 1995 (see discussion above of Docket No. RP95-197). The Settlement became effective on April 1, 1994. One party has appealed the FERC's orders related to the Settlement to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) on an issue not affecting Transco's cost recovery; however, that appeal was remanded by the D. C. Circuit to the FERC at the FERC's request. During 1995, Transco made refunds of approximately $62.2 million, including interest, under Docket No. RP92-137 for which Transco had previously provided a reserve.

     On September 17, 1992, the FERC issued a decision addressing the single issue of the appropriate rate of return in Docket No. RP92-137. The FERC, using a hypothetical capital structure based on the average capital structure of a group of seven publicly-traded companies with pipeline subsidiaries, determined Transco's appropriate after-tax rate of return on equity to be 14.45%. The FERC did not determine Transco's cost of debt and preferred stock, suggesting that this issue should be the subject of further proceedings in the context of the general rate case. Consequently, Transco's settlement rates in Docket No. RP92-137 reflected an after-tax rate of return on equity of 14.45% but, consistent with the FERC order, the rates reflect the cost of debt and preferred stock originally filed in the general rate case. The issue of the appropriate rate of return for Transco was appealed to the D.C. Circuit Court. Transco appealed, seeking to increase the rate of return, and certain other parties appealed, seeking to lower the rate of return. On December 23, 1994, the D.C. Circuit Court issued an opinion remanding to the FERC for further consideration the FERC's September 17, 1992 order. The D.C. Circuit Court determined that the FERC had failed to explain adequately its decisions to use a hypothetical capital structure for Transco, to select a rate of return on equity at the top range of reasonableness, and to use as a proxy group to develop Transco's hypothetical capital structure a group of publicly-traded parent companies with pipeline subsidiaries rather than a group of regulated pipelines. On June 7, 1995, the FERC issued an order on remand, stating that it was considering using Transco's capital structure, but seeking comments on a number of issues related to the D. C. Circuit Court's remand. On August 7, 1995, Transco filed initial comments in response to the June 7 order, generally in support of the FERC's September 17, 1992 order but urging the FERC to impute a capital structure for Transco based on the average capital structure of a proxy group of natural gas pipeline companies, not unregulated pipeline parents utilized by the FERC. On September 15, 1995, Transco filed reply comments, responding to the initial comments of parties that were inconsistent with Transco's position.

     As discussed below, the issue of the allocation of certain costs to Transco's merchant sales service, among others, was referred to the hearing in Docket No. RP92-137 by the FERC orders approving Transco's implementation of Order 636. In an initial decision issued on October 20, 1994, the ALJ determined that there is no genuine issue of material fact warranting a trial-type hearing on the issue, and directed Transco to remove from its gathering function approximately $5.6 million of indirect costs and to reassign this amount to its merchant sales service. In late February 1995, the FERC issued an order affirming the ALJ's October 20, 1994 decision. Transco filed for rehearing of the FERC's February 1995 order, and on May 24, 1995, the FERC denied TGPL's request for rehearing. On June 1, 1995, TGPL filed revised tariff sheets to comply with the FERC's orders, and on June 29, 1995, the FERC issued an order accepting that filing, effective July 1, 1995, subject to certain corrections by TGPL which were filed on July 14, 1995. The revised tariff sheets were in effect from July 1, 1995, until September 1, 1995 when the Docket No. RP95-197 rates became effective.

     ORDER 636 On November 1, 1993, Transco implemented Order 636. Prior to its implementation of Order 636, Transco received orders from the FERC which, among other things, (i) required Transco to revise its throughput projection for rate purposes to reflect a mix of throughput that includes a higher level of interruptible transportation, (ii) accepted Transco's proposal for rolled-in rate treatment of its Mobile Bay facilities and exempted Transco from having to reflect Mobile Bay transportation volumes and related revenues in a separate interruptible revenue crediting mechanism, (iii) approved a Stipulation and Agreement filed with the FERC by Transco and its sales customers resolving certain sales service issues and mooting potential issues regarding Transco's recovery of gas supply realignment (GSR) costs associated with Transco's firm sales service, and (iv) referred to the hearing in Docket No. RP92-137 the following issues: Transco's limited section 4 filing with the FERC relating to Transco's production-area rate design, the allocation of certain costs to Transco's merchant sales service, Transco's use of a system-wide cost of service and the level of Transco's gathering rates and aggregation/pooling services in Transco's production area. Any changes in Transco's rates or services resulting from this hearing would have a prospective effect only.

     Transco and certain other parties have filed appeals of certain of the FERC's orders to the D.C. Circuit Court. On February 13, 1995, the D.C. Circuit Court issued an order holding all appeals of restructuring orders arising out of Order 636 in abeyance until the court renders an opinion in the appeals of Order 636. Among the issues raised by the parties are whether the separately stated gathering rates charged by Transco should be subject to refund and issues related to Transco's storage tracker authority.

     Transco has expressed to the FERC concerns that inconsistent treatment under Order 636 of Transco and its competitor pipelines with regard to rate design and cost allocation issues in the production area may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. A hearing before an ALJ, dealing with, among other things, Transco's production-area rate design, concluded in June 1994. On July 19, 1995, the ALJ issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system wide cost of service and allocation of firm capacity in the production area are unjust and unreasonable. The ALJ therefore recommended that Transco divide its costs between its production area and market area, and permit its customers to renominate their firm entitlements. The ALJ's decision is subject to review by the FERC, and on August 18, 1995, Transco filed exceptions to the ALJ's decision with the FERC. Should the FERC issue an order consistent with the ALJ's recommendations, such order would be for prospective effect only.

     Order 636 provides that pipelines should be allowed the opportunity to recover all prudently incurred transition costs. Transco does not expect to incur GSR costs associated with its firm sales service and Transco's non-GSR transition costs are anticipated to be insignificant. However, Transco expects that any Order 636 transition costs incurred should be recovered from its customers subject only to the costs and other risks associated with the difference between the time such costs are incurred and the time when those costs may be recovered from customers.

     GATHERING FACILITIES On October 26, 1994, the FERC issued a notice of a request for initiation of a complaint proceeding in Transco's Order 636 restructuring docket, stating that Fina Natural Gas Company (Fina) had filed a complaint requesting that the FERC initiate a proceeding under section 5 of the Natural Gas Act of 1938 (NGA) to investigate the functionalization of Transco's production-area facilities. Fina asserted that some of Transco's production-area facilities have been misfunctionalized as transmission, and that under recent gathering orders, those facilities should properly be functionalized as gathering facilities. Transco filed an answer requesting that the FERC defer action on Fina's complaint until June 1, 1995, and advised the FERC that, in light of the FERC's evolving policies on gathering and production-area rate design, Transco is evaluating which, if any, of its Gulf Coast gathering facilities could be spun down into a nonjurisdictional subsidiary. On June 1, 1995, Transco advised the FERC that, in light of certain outstanding issues concerning the FERC's gathering policies, Transco has not yet determined the precise form that a gathering proposal to the FERC might take, or the ultimate timing of any such proposal. If the FERC elects to initiate a proceeding, any change in classification of the function of plant facilities between transmission and gathering would be prospective only.

     In February 1996, Transco plans to file an application with the FERC for an order authorizing the abandonment of certain facilities located onshore and offshore in Texas, Louisiana and Mississippi by conveyance to a subsidiary of Williams Field Services Company (WFS), an affiliate of Transco. The net book value at December 31, 1995 of the original cost of the facilities proposed to be abandoned is approximately $230 million. The net book value at December 31, 1995 of the facilities including the purchase price allocation to Transco is approximately $600 million. Concurrently, the WFS subsidiary plans to file a petition for declaratory order requesting a determination that its gathering services and rates be exempt from FERC regulation under the Natural Gas Act. The filings will be part of an ongoing comprehensive restructuring plan by Williams to separate all gathering facilities from Williams' jurisdictional interstate natural gas pipeline transmission companies.

     ORDER 94-A In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production-related gas costs from pipelines on a retroactive basis. The FERC subsequently issued orders allowing several pipelines, including Transco, to direct bill their customers for such production-related costs through fixed monthly charges based on a customer's historical purchases. In 1990, the D.C. Circuit Court overturned the FERC's authorization for pipelines to direct bill production-related costs to customers based on gas purchased in prior periods and remanded the matter to the FERC to determine an appropriate recovery mechanism.

     Under the terms of a Settlement, Transco's customers, with the exception of Columbia Gas Transmission Corporation (Columbia), agreed not to contest the Order 94-A payments previously made to Transco by them. Transco had billed to and recovered from Columbia approximately $7 million of Order 94-A costs. In October 1993, Transco and Columbia filed with the FERC for approval a letter agreement in which Transco agreed to refund $1.4 million to Columbia, which amount is inclusive of principal and interest, in full and final settlement of all issues in this proceeding. On January 26, 1994, Columbia filed a letter with the FERC stating that, due to developments in other pipeline company proceedings involving settlements of the issue of recovery of Order 94-A costs from Columbia, Columbia could no longer support the settlement between Transco and Columbia. On February 13, 1995, the FERC issued an order rejecting the October 1993 settlement and requiring Transco to refund to Columbia the principal amount of the Order 94-A costs collected from Columbia. Both Transco and Columbia requested rehearing of the February 13 order, and on May 1, 1995, the FERC issued an order denying both Transco's and Columbia's requests. On May 31, 1995, Transco made the required refund for which Transco had previously provided a reserve. On June 30, 1995, Transco and Columbia each filed with the
D. C. Circuit a petition for review of the FERC's orders.

 LEGAL PROCEEDINGS

     DAKOTA GASIFICATION LITIGATION In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the United States District Court in North Dakota against Transco and three other pipeline companies alleging that Transco and the other pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. Specifically at issue is the proper price to be paid by Transco and the other pipelines for synthetic gas since August 1989, the proper rate to be charged by Dakota for transportation through the Great Plains pipeline since October 1987, and the proper quantity of synthetic gas required to be taken-or-paid for by Transco and the other pipelines.

     On September 8, 1992, Dakota and the United States Department of Justice on behalf of the Department of Energy (DOJ) filed a Third Amended Complaint in the U.S. District Court in North Dakota naming as defendants in the suit, in addition to Transco and the other pipelines, Transco Energy Company (TEC) and Transco Coal Gas Company, the subsidiary of TEC that was the partner in Great Plains Gasification Associates (Partnership), the partnership that originally constructed the Plant. In addition, Dakota and DOJ named as defendants all of the other partners in the Partnership and each of the parent companies of these entities. In the Third Amended Complaint, Dakota and DOJ charged: (i) the pipeline defendants with breach of contract for failure to pay for volumes of gas tendered but not taken, for underpayment for gas purchased and for failure to pay for transportation services; (ii) all defendants with breach of representations and warranties, misrepresentation and breach of an implied covenant of good faith and fair dealing; and (iii) all parent company defendants and the affiliated partner defendants of each of the pipeline defendants with intentional interference with contractual relations. Dakota and DOJ are seeking declaratory and injunctive relief; the recovery of damages, alleging that the four pipeline defendants have underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services; and costs and expenses, including attorney's fees. On October 30, 1992, Dakota invoiced Transco $70.5 million for "all synthetic gas costs" Dakota claims are due from Transco.

     On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals.
The settlement is also subject to a FERC ruling that Transco's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transco will pay Dakota under the terms of the settlement. On June 23, 1994, Transco filed a petition with the FERC seeking approval of the settlement provisions and the contract amendment including pass-through of all costs to Transco's customers. On October 18, 1994, the FERC issued an order consolidating Transco's petition with the petitions filed by two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an ALJ. The hearing was limited to the issues of (i) whether the revised agreements are prudent, and
(ii) the level of Dakota costs to be recovered in the proceeding. The FERC, among other things, directed the ALJ to issue an initial decision by December 31, 1995 in order that final FERC approval may take place by December 31, 1996. The hearing before the ALJ concluded in July 1995.

     On December 29, 1995, the ALJ rejected the settlement agreements between the pipeline companies and Dakota. The ALJ determined that the settlement agreements were not prudent, and ordered the pipeline companies to refund to ratepayers amounts collected since May 1993, in excess of the amounts determined by the ALJ to be appropriate. Transco estimates that its share of the amounts the ALJ would have the pipelines refund to ratepayers is approximately $75 million. The pipelines would be entitled to collect the amount of any such ratepayer refunds from Dakota. The ALJ's decision is subject to review by the FERC.

     Although no assurances can be given, Transco believes that it has substantially complied with its obligation under the contracts with Dakota and that Transco and Transco Coal Gas Company have not breached representations, warranties or implied covenants and have not intentionally interfered with the parties' contractual relations. The ALJ's decision will be appealed; however, in the event that the necessary regulatory approvals are not obtained, Transco, TEC and Transco Coal Gas Company intend to vigorously defend the suit.

     ROYALTY CLAIMS In connection with Transco's renegotiations with producers to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco has entered into certain settlements which may require the indemnification by Transco of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the Fifth Circuit and the Louisiana Supreme Court, with respect to the same litigation in applying Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. Thereafter, the State Mineral Board of Louisiana passed a resolution directing the state's lessees to pay to the state royalties on gas contract settlement payments. As a result of these and related developments, Transco has been made aware of demands on producers for additional royalties and such producers may receive other demands which could result in claims against Transco pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Transco.

     In December 1992, a lawsuit was filed in the United States District Court for the Southern District of Texas (Vaquillas Ranch Company, Ltd., et al vs. Texaco Exploration and Production, Inc. (Vaquillas Ranch)) in which royalty owners have made allegations against the producer for breach of express obligations under the leases; breach of the covenant to reasonably market gas; breach of the covenant to reasonably develop; breach of the covenant to protect against drainage; and failure to deal in good faith. In August 1993, a lawsuit was filed in the United States District Court for the Southern District of Texas (Floyd C. Billings, et al vs. Texaco Exploration and Production Inc., et al (Billings)), in which the royalty owners' claims are virtually identical to the ones made in the Vaquillas Ranch lawsuit. However, the royalty owners did not claim that the producer breached any covenant to develop or protect against drainage. In addition, in the Billings lawsuit the royalty owners have sued the parent and an affiliate of the producer and Transco for allegedly conspiring to tortiously interfere with their lease. The producer defendants in each of the Billings and Vaquillas Ranch lawsuits have cross-claimed against Transco. While the two complaints do not specify monetary damages, the royalty owners have verbally alleged that their claims against the producers could approximate $100 million as of the date asserted. Both the Vaquillas Ranch and the Billings lawsuits have been remanded to state court. Trial has been set for June 1996.

     On July 5, 1994, the plaintiffs in the Vaquillas Ranch lawsuit filed a separate lawsuit in the 111th Judicial District Court of Webb County, Texas (Vaquillas Ranch Company, Ltd., et al vs. Transcontinental Gas Pipe Line Corporation and Transco Gas Supply Company) in which the plaintiffs contend that Transco tortiously interfered with the plaintiffs' lease by inducing the producer to enter into certain agreements that reduced

Transco's take-or-pay obligations and the price Transco was obligated to pay for the gas it purchased. The plaintiffs requested an unspecified amount of actual and punitive damages for the alleged tortious interference. This lawsuit has been abated.

     On January 14, 1994, a lawsuit was filed in the 4th Judicial District Court of Rusk County, Texas (Marathon Oil Company vs. Transcontinental Gas Pipe Line Corporation and Transco Energy Company (Marathon)) and, on March 15, 1994, a lawsuit was filed in the 189th Judicial District Court of Harris County, Texas (Texaco, Inc. vs. Transcontinental Gas Pipe Line Corporation (Texaco)). In the Marathon and Texaco lawsuits, the plaintiffs have made claims of approximately $3.6 million and $14.7 million, plus interest and attorneys' fees, respectively, against Transco for reimbursements of settlement amounts paid to royalty owners. In the Marathon lawsuit, on July 17, 1995, the Court granted Transco's motion for partial summary judgement thereby rejecting a major portion of one of Marathon's claims against Transco. The Texaco lawsuit is scheduled to go to trial in May 1996.

     Transco has denied liability in the litigation and believes that it has meritorious defenses to the claims which it intends to pursue vigorously. Transco believes at this time that its exposure, if any, under the provisions of its settlements with the producers is substantially less than the amounts claimed by the royalty owners.

     In addition, Transco has been advised by Freeport-McMoRan, Inc. (FMP) that the Minerals Management Service (MMS) has made claims for royalties due under certain gas contracts. FMP has asserted that Transco's royalty reimbursement obligation to FMP is approximately $5.7 million, including interest through February 6, 1995. Transco has denied any liability to FMP. On or about March 3, 1995, Transco filed suit against FMP, FM Properties Operating Co. and FMP Operating Company in the 53rd Judicial District Court of Travis County, Texas, under the Texas Uniform Declaratory Judgements Act seeking a determination that Transco is not liable to defendants under the terms of the gas contracts. On April 3, 1995, the defendants filed their answer and a plea in abatement. On or about March 30, 1995, FMP and FM Properties Operating Co. filed a petition for specific performance seeking recovery against Transco for the sums claimed under the gas contracts. On May 4, 1995, Transco filed an answer denying any liability to plaintiffs.

ENVIRONMENTAL MATTERS

     Transco is subject to extensive federal, state and local environmental laws and regulations which affect Transco's operations related to the construction and operation of its pipeline facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. Transco's use and disposal of hazardous materials are subject to the requirements of the federal Toxic Substances Control Act (TSCA), the federal Resource

Conservation and Recovery Act (RCRA) and comparable state statutes. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment. Because these laws and regulations change from time to time, practices that have been acceptable to the industry and to the regulators have to be changed and assessment and monitoring have to be undertaken to determine whether those practices have damaged the environment and whether remediation is required. Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Transco estimates that environmental assessment and remediation costs that will be incurred over the next five years under TSCA, RCRA, CERCLA and comparable state statutes will total approximately $40 million to $50 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Transco is continuing to conduct environmental assessments and is implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At December 31, 1995, Transco had a reserve of approximately $40 million for these estimated costs.

     Transco considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. To date, Transco has been permitted recovery of environmental costs incurred, and it is Transco's intent to continue seeking recovery of such costs, as incurred, through rate filings. Therefore, these estimated costs of environmental assessment and remediation have been recorded as regulatory assets in the accompanying Consolidated Balance Sheet.

     Transco has used lubricating oils containing polychlorinated biphenyls
(PCBs) and, although the use of such oils was discontinued in the 1970s, has discovered residual PCB contamination in equipment and soils at certain gas compressor station sites. Transco has worked closely with the U. S. Environmental Protection Agency (EPA) and state regulatory authorities regarding PCB issues, and has a program to assess and remediate such conditions where they exist, the costs of which are a significant portion of the $40 million to $50 million range discussed above. Civil penalties have been assessed by the EPA against other major pipeline companies for the alleged improper use and disposal of PCBs. Transco has received and responded to an information request from the EPA. Although penalties have not presently been asserted, no assurances can be given that the EPA will not seek such penalties in the future.

     Transco has been identified as a potentially responsible party (PRP) at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, Transco's estimated aggregate exposure for remediation of these sites is less than

$600,000. The estimated remediation costs for all such sites have been included in Transco's environmental reserve discussed above. Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.

     Transco is also subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments required that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas and acid rain. Transco is acquiring all necessary permits and installing new emission control devices required for new or modified facilities in areas designated as attainment by EPA. Transco operates facilities in some areas of the country currently designated as nonattainment and it is possible that the EPA may additionally designate new nonattainment areas which might impact Transco's operations. Pursuant to nonattainment area requirements of the 1990 Amendments, Transco is completing scheduled installation of new air pollution controls on existing sources at certain facilities in order to achieve attainment of air quality standards in regions where they are not currently achieved, and anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is completing installation of more cost effective, innovative compressor engine control designs developed by the Company, and it is therefore not possible to precisely determine the control costs pending completion of performance testing and final state approval. The control additions described above, required to comply with current federal Clean Air Act requirements and the 1990 Amendments, are estimated to cost in the range of $25 million to $35 million over the next five years and will be recorded as additions to property, plant and equipment as the facilities are added. Transco considers costs associated with compliance with the federal Clean Air Act and the 1990 Amendments to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

     In February 1995, three citizens filed suit against Transco in federal district court in Virginia for alleged violations of several provisions of both federal and state law. Since 1991, Transco has worked with the appropriate Virginia authorities to resolve certain emissions issues also raised by the citizens. In March 1995, Transco filed a motion to dismiss based on lack of subject matter jurisdiction and failure to state a claim. On October 13, 1995, the court dismissed all counts of plaintiffs' complaint provided that plaintiffs could amend their complaint to salvage the state law nuisance claim by inclusion of appropriate allegations establishing diversity of citizenship jurisdiction. Plaintiffs did so amend their complaint. Transco believes the citizens' claims are without merit and is prepared to vigorously defend the suit brought by the citizens.

     Transco settled as a defendant in the Combustion, Inc. toxic tort class action that was pending in U. S. District Court in Baton Rouge, Louisiana. The District Court Judge approved the settling parties' Joint Motion and Preliminary Settlement Agreement, and the tort settlement was approved at the settlement fairness hearing held in September 1995.

SUMMARY

While no assurances may be given, Transco does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Transco's future financial position, results of operations and cash flow requirements.

OTHER COMMITMENTS

     COMMITMENTS FOR CONSTRUCTION Transco has commitments for construction and acquisition of property, plant and equipment of approximately $52 million at December 31, 1995 of which the majority relates to compliance with Clean Air Act requirements as discussed above.

                  D.  DEBT, FINANCING ARRANGEMENTS AND LEASES

     LONG-TERM DEBT At December 31, 1995 and 1994, long-term debt issues were outstanding as follows (in thousands):

                                                                Post-Acquisition  |  Pre-Acquisition
                                                                ----------------  |  ---------------
                                                                       1995       |        1994
                                                                  ------------    |  ------------
                                                                                  |
Debentures:                                                                       |
    9-1/8% due 1998-2017  . . . . . . . . . . . . . . . . . . .   $   150,000     |  $    150,000
                                                                  ------------    |  ------------
Notes:                                                                            |
    9% due 1996 . . . . . . . . . . . . . . . . . . . . . . . .       150,000     |       150,000
    8-1/8% due 1997 . . . . . . . . . . . . . . . . . . . . . .        99,000     |        99,000
    6.21% due 2000 (subject to remarketing in 1996) . . . . . .       125,000     |       125,000
    8-7/8% due 2002 . . . . . . . . . . . . . . . . . . . . . .       125,000     |       125,000
                                                                  ------------    |  ------------
       Total notes  . . . . . . . . . . . . . . . . . . . . . .       499,000     |       499,000
                                                                  ------------    |  ------------
Total long-term debt issues . . . . . . . . . . . . . . . . . .       649,000     |       649,000
    Less: Unamortized debt (premium) discount . . . . . . . . .       (10,171)    |         4,762
          Current maturities  . . . . . . . . . . . . . . . . .       277,126     |             -
                                                                  ------------    |  ------------
                                                                                  |
Total long-term debt, less current maturities . . . . . . . . .   $   382,045     |  $    644,238
                                                                  ============    |  ============

    The allocation of the purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the elimination of the historical debt discount of $4.7 million and the recording in 1995 of a debt premium of $10.3 million.

    Sinking fund, prepayment or remarketing requirements applicable to long-term debt outstanding at December 31, 1995 are as follows (in thousands):

1996:
   9% Notes   . . . . . . . . . . . . . . . . . . . . . .       $ 150,000
   6.21% Notes  . . . . . . . . . . . . . . . . . . . . .         125,000
                                                                ---------
       Total  . . . . . . . . . . . . . . . . . . . . . .       $ 275,000
                                                                =========
1997:
   8-1/8% Notes   . . . . . . . . . . . . . . . . . . . .       $  99,000
                                                                =========
1998:
   9-1/8% Debentures  . . . . . . . . . . . . . . . . . .       $   7,500
                                                                =========
1999:
   9-1/8% Debentures  . . . . . . . . . . . . . . . . . .       $   7,500
                                                                =========
2000:
   9-1/8% Debentures  . . . . . . . . . . . . . . . . . .       $   7,500
                                                                =========

      No property is pledged as collateral under any of the long-term debt issues.

      RECAPITALIZATION In connection with the Merger, in January 1995, the Boards of Directors of TEC and Williams approved a recapitalization plan for Transco. The following actions were completed during 1995 in connection with the recapitalization plan, as it impacts Transco:

      - Termination of TEC's Amended Bank Credit Facility dated December 31, 1993, replacing it with a credit agreement described below;

      - Termination of the program to sell monthly trade receivables of Transco, replacing it with a new receivables program described below;

      -   Termination of TEC's Reimbursement Facility dated December 31, 1993;
          and

      - Redemption by Transco of all of its outstanding preferred stock at $100 per share plus accrued dividends.

      TEC's Amended Bank Credit Facility was replaced with a credit agreement among Williams and certain of its subsidiaries, including Transco (Credit Agreement).

      The Credit Agreement provides for an $800 million line of credit, under which Transco can borrow up to $400 million. Interest rates vary with current market conditions. As of December 31, 1995, Transco had no outstanding borrowings under this agreement.

      SHORT-TERM DEBT During 1995, Transco entered into three short-term money market facilities, under which Transco can borrow up to an aggregate of $115 million. Interest rates vary with current market conditions. As of December 31, 1995, Transco had no outstanding borrowings under these agreements. The weighted average interest rate on short-term debt during 1995 was 6.1%.

      RESTRICTIVE COVENANTS Certain of Transco's debt instruments restrict the amount of dividends distributable. As of December 31, 1995, approximately $515 million of Transco's common stockholder's equity of $1,737 million was restricted.

      SALE OF RECEIVABLES In May 1995, Transco entered into a one year agreement pursuant to which Transco can sell to an investor up to $100 million of undivided interests in certain of its trade receivables. As of December 31, 1995, interests in $100 million of these receivables were held by the investor. As of December 31, 1994, interests in $85 million of trade receivables were held by the investor under the former receivables program that was terminated in January 1995.

      LEASE OBLIGATIONS Transco has a 20-year lease agreement with Transco Tower Limited for its headquarters building (Transco Tower) which expires in 2004. Transco has an option to renew and extend the existing lease term under the same provisions for three successive renewal terms of five years each.

      Transco has entered into sublease agreements with certain Williams affiliates and nonaffiliates that also expire in 2004. Transco is currently negotiating with additional Williams affiliates and nonaffiliates to sublease additional space in the Transco Tower.

      The future minimum lease payments under Transco's Transco Tower lease, net of future minimum sublease receipts under Transco's existing sublease agreements, are as follows (in thousands):


1996        . . . . . . . . . . . . . . . . .      $    25,109
1997        . . . . . . . . . . . . . . . . .           24,985
1998        . . . . . . . . . . . . . . . . .           24,985
1999        . . . . . . . . . . . . . . . . .           24,967
2000        . . . . . . . . . . . . . . . . .           24,532
Thereafter  . . . . . . . . . . . . . . . . .           82,203
                                                   -----------
     Total net minimum obligations  . . . . .      $   206,781
                                                   ===========

    The allocation of the purchase price to the assets and liabilities of Transco based on their estimated fair values resulted in the recording in 1995 of a liability of $53.0 million for the estimated unused space and the amount that Transco's Transco Tower lease obligation was in excess of fair value. Transco's lease expense was $20.1 million in 1995, $36.0 million in 1994 and $32.3 million in 1993.

    The reduced Transco Tower lease expense in 1995 reflects the effects of the purchase price allocation discussed above.

                              E.  PREFERRED STOCK

    Transco has authorized 10,000,000 shares of cumulative first preferred stock without par value, of which none were outstanding at December 31, 1995 and 497,444 shares were outstanding at December 31, 1994. Transco has authorized 2,000,000 shares of cumulative second preferred stock without par value. None of the second preferred had been issued at December 31, 1995. The first preferred stock issued and outstanding at December 31, 1994, included the following series:

                                                    Stated Value                       Amounts
                                                      Per Share         Shares      (in thousands)
                                                    ------------       --------     --------------
 $4.80 Series  . . . . . . . . . . . . . . . .          $100            10,000        $   1,000
 $6.65 Series  . . . . . . . . . . . . . . . .          $100            37,444            3,744

 $8.75 Series  . . . . . . . . . . . . . . . .          $100           450,000           45,000
                                                                       -------        ---------
     Preferred stock outstanding . . . . . . .                                           49,744
     Less - issue expense  . . . . . . . . . .                                              369
                                                                                      ---------
          Total  . . . . . . . . . . . . . . .                         497,444        $  49,375
                                                                       =======        =========

        Transco redeemed all outstanding shares of its three cumulative preferred stock series in March 1995 for $49.7 million, or $100 per share, plus accrued dividends of $0.6 million.

        The changes in the total Transco preferred stock in each of the years 1995, 1994 and 1993 are (in thousands):

                                   1995                   1994                   1993
                             ------------------    --------------------    ------------------
                             Shares     Amount     Shares      Amount      Shares     Amount
                             ------   ---------    ------     ---------    ------   ---------
Balance at beginning
  of year  . . . . . . . .     497    $  49,744      757      $  75,743    1,017     $101,741

Retirements  . . . . . . .     497       49,744      260         25,999      260       25,998
                               ---    ---------      ---      ---------    -----     --------

Balance at end of year . .      -     $      -       497      $  49,744      757     $ 75,743
                               ===    =========      ===      =========    =====     ========

                           F.  EMPLOYEE BENEFIT PLANS

      RETIREMENT PLANS  Transco participates in a retirement plan (Retirement
Plan) with TEC and certain of its subsidiaries that covers substantially all of Transco's officers and regular employees. Transco's officers and employees comprise a majority of the total officers and employees of TEC and its subsidiaries.

      The benefits under the Retirement Plan are determined by a formula based on the employee's years of service and average final compensation. The Retirement Plan provides for the vesting of employees after five years of credited service. Transco's funding policy is to contribute an amount at least equal to the minimum funding requirements actuarially determined by an independent actuary in accordance with the

Employee Retirement Income Security Act of 1974. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

      The following table sets forth the funded status of the Retirement Plan at December 31, 1995 and October 1, 1994, and the amount of accrued pension liability for Transco and TEC as of December 31, 1995 and 1994 (in thousands):



                                                                   Post-Acquisition  |  Pre-Acquisition
                                                                   ----------------  |  ---------------
                                                                        1995         |      1994
                                                                   ----------------  |  ---------------
                                                                                     |
 Actuarial present value of accumulated benefit obligation,                          |
   including vested benefits of $128,783 at December 31, 1995                        |
   and $105,418 at October 1, 1994 . . . . . . . . . . . . . .      $(    145,949)   |  $(    122,244)
                                                                    ==============   |  ==============
 Actuarial present value of projected benefit obligation . . .      $(    201,425)   |  $(    161,625)
 Plan assets at market value . . . . . . . . . . . . . . . . .            155,821    |        130,419
                                                                    -------------    |  -------------
 Projected benefit obligation in excess of plan assets . . . .       (     45,604)   |   (     31,206)
 Unrecognized net loss . . . . . . . . . . . . . . . . . . . .             16,591    |          9,965
 Unrecognized net asset at October 1, 1984 being recognized                          |
   over 15 years . . . . . . . . . . . . . . . . . . . . . . .                -      |   (      5,249)
 Unrecognized prior service cost . . . . . . . . . . . . . . .       (      5,147)   |   (      3,109)
 Activity subsequent to measurement date . . . . . . . . . . .                -      |          2,723
                                                                    --------------   |  -------------
 Accrued pension liability . . . . . . . . . . . . . . . . . .      $(     34,160)   |  $(     26,876)
                                                                    ==============   |  =============

      The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of an additional pension liability of $19.2 million, $17.3 million of which was recorded by Transco, representing the amount that the projected benefit obligation exceeded the plan assets. The amount of pension costs deferred as a regulatory asset at December 31, 1995 was $6.5 million and is expected to be recovered through future rates.

      The following table sets forth the components of the Retirement Plan's net pension cost, including Transco's, for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                         1995           1994           1993
                                                   --------------   ------------   -----------
 Service cost-benefits earned during the period    $        4,716   $      7,361   $     6,664
 Interest cost on projected benefit obligation .           12,111         11,046         9,950
 Actual return on plan assets  . . . . . . . . .    (      37,958)   (     3,228)   (   15,155)
 Net amortization and deferral . . . . . . . . .           25,666    (    10,250)        3,563
                                                   --------------   ------------   -----------
 Net pension cost  . . . . . . . . . . . . . . .   $        4,535   $      4,929   $     5,022
                                                   ==============   ============   ===========

      Transco's share of the Retirement Plan's net pension cost for 1995, 1994 and 1993 was $4.2 million each year.

      The projected unit credit method is used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The following table summarizes the various assumptions used to determine the projected benefit obligation for the Retirement Plan for the years 1995, 1994 and 1993(1):

                                                           1995      1994     1993
                                                          ------    ------  ------
Discount rate . . . . . . . . . . . . . . . . . . . . .    7.25%     7.5%    7.25%
Rate of increase in future compensation levels  . . . .     5.0%     5.0%     5.0%
Expected long-term rate of return on assets . . . . . .      10%      10%      10%

(1) Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.


    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Prior to January 1, 1996, Transco participated in a plan with TEC and certain of its subsidiaries (TEC
Plan) that provided certain health care and life insurance benefits for retired employees of Transco. Effective January 1, 1996, Transco began participation in a plan with Williams and its subsidiaries (Williams Plan) that provides similar benefits for retired employees of Transco that were hired prior to January 1, 1996.

    The plans provide benefits to retired Transco employees who worked full-time for five years, attained age 55 while in service and participated in Transco's Retirement Plan. The plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases, except for certain retirees whose premiums are fixed.

    The benefits for all retired Transco employees are currently funded monthly to the extent recovery from customers can be achieved. Plan assets consist primarily of domestic and foreign common stocks, commercial paper and government bonds held in a trust established under the provisions of section 501(c)(9) of the Internal Revenue Code.

    The following table sets forth the funded status of the TEC Plan at December 31, 1995 and 1994, reconciled with the prepaid/accrued postretirement benefits for Transco and TEC at December 31, 1995 and 1994 (in thousands):



                                                                 Post-Acquisition  |  Pre-Acquisition
                                                                 ----------------  |  ---------------
                                                                       1995        |       1994
                                                                 ----------------  |  ---------------
                                                                                   |
 Accumulated postretirement benefit obligation:                                    |
      Retirees . . . . . . . . . . . . . . . . . . . . . . . .     $(    88,731)   |   $(    63,715)
      Fully eligible active plan participants  . . . . . . . .      (     7,801)   |    (    38,125)
      Other active plan participants . . . . . . . . . . . . .      (    21,065)   |    (    11,640)
                                                                   ------------    |  -------------
                                                                    (   117,597)   |    (   113,480)
 Plan assets at market value . . . . . . . . . . . . . . . . .           51,776    |         32,372
                                                                   ------------    |   ------------
 Accumulated postretirement benefit obligation in excess of                        |
      plan assets  . . . . . . . . . . . . . . . . . . . . . .      (    65,821)   |    (    81,108)
 Unrecognized net gain . . . . . . . . . . . . . . . . . . . .      (    10,107)   |    (    12,104)
 Unrecognized prior service cost . . . . . . . . . . . . . . .      (     2,168)   |              -
 Unrecognized transition obligation  . . . . . . . . . . . . .                -    |         95,645
                                                                   -------------   |   -------------
 Prepaid (accrued) postretirement benefits . . . . . . . . . .     $(    78,096)   |   $      2,433
                                                                   =============   |   =============

       The allocation of the purchase price to the assets and liabilities of Transco and TEC based on their estimated fair values resulted in the recording of a postretirement benefits liability of $86.9 million representing the amount that the accumulated postretirement benefit obligation exceeded the plan assets. The amount of postretirement benefits costs deferred as a regulatory asset at December 31, 1995 was $71.7 million and is expected to be recovered through future rates.

       The following table sets forth the components of the TEC Plan's net periodic postretirement benefit cost, including Transco's, for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                        1995             1994            1993
                                                   --------------   -------------   ------------
 Service cost-benefits earned during the period    $        2,619   $       2,915   $      2,812
 Interest cost on accumulated postretirement
       benefit obligation  . . . . . . . . . .              8,929           8,218          9,483
 Actual return on plan assets  . . . . . . . .       (      7,651)    (       895)    (      428)
 Amortization of unrecognized transition
       obligation  . . . . . . . . . . . . . .                  -           5,314          6,034
 Net amortization and deferral . . . . . . . .              9,623     (       516)    (       28)
                                                   --------------   -------------   ------------
 Net periodic postretirement benefit cost  . .     $       13,520   $      15,036   $     17,873
                                                   ==============   =============   ============

       Transco's share of the TEC Plan's net periodic postretirement benefit cost for 1995, 1994 and 1993 was $12.7 million, $13.7 million and $16.2 million, respectively.

     The annual rate of increase in the per capita cost of covered health care benefits for 1996 was assumed to be 10 to 11%. The rate was assumed to decrease gradually to 5% for the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percent in each year would increase the accumulated postretirement benefit obligation for health care benefits as of December 31, 1995 by $19.9 million and the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost for 1995 by $1.4 million.

The following table summarizes the various assumptions used to determine the accumulated postretirement benefit obligation for the TEC Plan for the years 1995, 1994 and 1993(1):

                                                           1995      1994    1993
                                                          ------    ------  ------
Discount rate . . . . . . . . . . . . . . . . . . . . . .   7.25%    7.75%    7.25%
Rate of increase in future compensation levels  . . . . .    5.0%     5.0%     5.0%
After-tax expected long-term rate of return on assets . .      6%       7%       7%

(1) Postretirement benefits costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

    In December 1992, the FERC issued a Statement of Policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. Transco believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs are recoverable in rates.

    TRAN$TOCK In January 1987, TEC's Board of Directors approved the establishment of an employee stock ownership plan called Tran$tock, which subsequently purchased 3,966,942 shares of newly issued TEC common stock at $45-3/8 per share. Tran$tock was funded by a $180 million loan which was extinguished at year-end 1994. Tran$tock used $120 million of the funds received from the restructuring of TEC's retirement plan, tax deductible dividends paid on the common stock held in the plan and contributions by TEC to service the loan. The final allocation of shares was made to eligible participants in January 1995 applicable to the 1994 plan year; therefore, no compensation expense was recognized in 1995.

     Compensation expense of $2.9 million and $2.2 million related to Tran$tock was recognized by Transco in 1994 and 1993, respectively. This expense represents the shares of TEC common stock allocated to employees of Transco for 1994 and 1993, respectively. In each of these respective years, Transco recorded a capital contribution from TEC in the amount of the expense.

     Effective January 1, 1996, the Tran$tock participants' share balances were merged with a Williams defined contribution plan.

    THRIFT PLAN During 1995, Transco sponsored a defined-contribution plan (Thrift Plan) covering substantially all employees. Company contributions were based on employees' compensation and, in part, matched employee contributions. Compensation expense of $3.3 million was recognized by Transco in 1995.

    Effective January 1, 1996, the Thrift Plan was merged with a Williams defined-contribution plan and Transco employees became eligible to participate in the Williams plan.

                                G.  INCOME TAXES

    Following is a summary of the provision for income taxes for 1995, 1994 and 1993 (in thousands):

                                Post-Acquisition                    Pre-Acquisition
                               ------------------ | -------------------------------------------------
                                January 18, 1995  | January 1, 1995
                                       to         |        to
                               December 31, 1995  | January 17, 1995        1994             1993
                               ------------------ | ----------------  --------------   --------------
                                                  |
 Federal:                                         |
    Current  . . . . . . . .   $          66,819  | $(        2,734)  $       72,364   $       38,593
    Deferred . . . . . . . .     (        17,404) |           4,577     (     23,669)           1,767
                               -----------------  | ---------------   --------------   --------------
                                          49,415  |           1,843           48,695           40,360
                               -----------------  | ---------------   --------------   --------------
 State and municipal:                             |
    Current  . . . . . . . .               5,827  |   (         305)           9,835            5,961
    Deferred . . . . . . . .     (           764) |             771     (        797)           3,020
                               -----------------  | ---------------   --------------   --------------
                                           5,063  |             466            9,038            8,981
                               -----------------  | ---------------   --------------   --------------
                                                  |
 Provision for income taxes    $          54,478  | $         2,309   $       57,733   $       49,341
                               =================  | ===============   ==============   ==============

   Following is a reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes (amounts in thousands):


                                    Post-Acquisition                 Pre-Acquisition
                                   ------------------ | --------------------------------------------------
                                    January 18, 1995  | January 1, 1995
                                           to         |        to
                                   December 31, 1995  | January 17, 1995        1994             1993
                                   ------------------ | ----------------  ---------------  ---------------
                                                      |
 Taxes computed by applying                           |
    the federal statutory rate . .  $          49,373 |  $(        2,573)  $       58,961   $       50,248
 Amortization of over                                 |
    funded tax liabilities  . .  .                 -  |               -       (     7,675)    (      7,675)
 Tran$tock compensation . . . .  .                 -  |               -             1,015              779
 Pre-acquisition executive                            |
    severance benefits  . . . .  .                 -  |            4,913              -                -
 State and municipal income                           |
    taxes . . . . . . . . . . .  .              3,291 |              303            5,874            5,838
 Other, net . . . . . . . . . .  .              1,814 |    (         334)    (        442)             151
                                    ----------------- |  ---------------   --------------   --------------
 Provision for income taxes  . . .  $          54,478 |  $         2,309   $       57,733   $       49,341
                                    ================= |  ===============   ==============   ==============


      Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years, or temporary differences resulting from events that have been recognized in the financial statements that will result in taxable or deductible amounts in future years. The tax effect of each type of temporary difference and carryforward reflected in deferred income tax benefits and liabilities as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                 Post-Acquisition   Pre-Acquisition
                                                                 ---------------- |  ---------------
                                                                       1995       |       1994
                                                                 ---------------- |  ---------------
                                                                                  |
Deferred tax liabilities                                                          |
------------------------                                                          |
                                                                                  |
Property, plant and equipment . . . . . . . . . . . . . . . .      $   881,906    |   $   309,561
Other postretirement benefits . . . . . . . . . . . . . . . .           28,190    |            -
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,535    |        18,189
                                                                   -----------    |   -----------
Total deferred tax liabilities  . . . . . . . . . . . . . . .          953,631    |       327,750
                                                                   -----------    |   -----------
                                                                                  |
Deferred tax assets                                                               |
-------------------                                                               |
                                                                                  |
Deferred revenues . . . . . . . . . . . . . . . . . . . . . .            2,246    |         2,145
Rate refunds  . . . . . . . . . . . . . . . . . . . . . . . .           25,604    |        23,832
Accrued liabilities . . . . . . . . . . . . . . . . . . . . .           89,073    |        21,936
State deferred taxes  . . . . . . . . . . . . . . . . . . . .           34,159    |        11,569
                                                                   -----------    |   -----------
Total deferred tax assets . . . . . . . . . . . . . . . . . .          151,082    |        59,482
                                                                   -----------    |   -----------
                                                                                  |
Net deferred tax liabilities  . . . . . . . . . . . . . . . .      $   802,549    |   $   268,268
                                                                   ===========    |   ===========

     The increase in the net deferred tax liabilities is primarily due to deferred tax adjustments attributable to the increase in the book basis of Transco's net assets recorded as a result of the acquisition of Transco by Williams.

                           H.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    CARRYING AMOUNT AND FAIR VALUES The carrying amount and estimated fair values of Transco's financial instruments as of December 31, 1995 and 1994 are as follows (in thousands):

                                                    Carrying Amount            Fair Value
                                                ----------------------    ---------------------
                                                  1995         1994         1995          1994
                                                ----------   ----------   ---------    ---------
Financial assets:
  Cash and short-term financial assets  . .     $ 113,482    $ 124,820    $ 113,482    $ 124,820
  Receivables (derivatives) . . . . . . . .            92        3,185           92        3,185
Financial liabilities:
  Long-term debt  . . . . . . . . . . . . .       659,171      644,238      693,173      612,517
  Payables (derivatives)  . . . . . . . . .            17        1,299           17        1,299

      FAIR VALUE METHODS The following methods and assumptions were used in estimating fair values:

      For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

      The amounts shown as receivables and payables (derivatives) relate to Transco's natural gas futures, options and commodity price swaps. The carrying amount of these derivatives approximates fair value for all periods. The estimated fair value of these derivative financial instruments is based on the estimated consideration that would be received to terminate those agreements and contracts in a gain position and the estimated cost that would be incurred to terminate those agreements and contracts in a loss position.

      Effectively, all of Transco's debt is publicly traded, therefore estimated fair value of long-term debt is based on quoted market prices at year end.

CREDIT AND MARKET RISK

      TRADE RECEIVABLES As of December 31, 1995, 1994 and 1993, Transco had trade receivables of $45 million, $40 million and $54 million, respectively. These trade receivables primarily are due from local distribution companies and other pipeline companies predominantly located in the eastern United States. Transco's credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. No collateral is required on these receivables. Transco has not historically experienced significant credit losses in connection with its trade receivables.

      Transco sells, with limited recourse, certain trade receivables. The aggregate limit under the receivables facilities was $100 million at December 31, 1995 and 1994. Transco received $108 million of proceeds in 1995, $80 million in 1994 and $9 million in 1993. At December 31, 1995 and 1994, $100 million and $85 million, respectively, of such receivables had been sold. Based on amounts outstanding at December 31, 1995 and 1994 the maximum contractual credit loss under these arrangements is approximately $16 million and $13 million, respectively, but the likelihood of loss is considered to be remote.

      NOTES RECEIVABLE In 1991, Transco accepted a note receivable in consideration for the conveyance of certain interests in a gas field and related processing plant to a producer. The note was to be repaid out of proceeds from the field production and plant revenues. However, in 1993, the producers sold the gas field and related processing plant. Transco's portion of the sales proceeds was used to reduce the outstanding note receivable. The remaining balance plus certain associated costs were written off in 1993 resulting in an after-tax non-cash charge of $12.5 million.

              I.  TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

       MAJOR CUSTOMER The sales, transportation and storage revenues received from Public Service Electric and Gas Company, the major customer of Transco, were $166.7 million in 1995, $180.5 million in 1994 and $189.8 million in 1993.

       The gas sold for resale in 1995 was sold to customers under executed Firm Sales Agreements with primary terms of not less than two years (1997) but not greater than six years (2001).

       AFFILIATES Included in Transco's sales and transportation revenues for 1995, 1994 and 1993 are revenues applicable to sales and transportation for affiliates, Transco Energy Marketing Company (TEMCO), a WESCO subsidiary, TXG Gas Marketing Company (TXG Marketing), a WESCO subsidiary, Texas Gas Transmission Corporation (Texas Gas), Transco Offshore Gathering Company (TOGCO), and Transco Energy Ventures Company (TEVCO), an affiliate until it was sold on September 13, 1993, as follows (in millions):

                                         1995          1994           1993
                                    -------------  ------------   ------------
 TEMCO . . . . . . . . . . . . .    $       173.2  $      195.9   $       49.8
 TXG Marketing . . . . . . . . .               -           12.0            9.3
 Texas Gas . . . . . . . . . . .               -             -             0.2
 TEVCO . . . . . . . . . . . . .               -             -             0.9
 TOGCO . . . . . . . . . . . . .              0.7           1.5            1.6
                                    -------------  ------------   ------------
                                    $       173.9  $      209.4   $       61.8
                                    =============  ============   ============

       The rates charged to provide sales and transportation services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers. The significant increase in 1995 and 1994 sales and transportation revenue from TEMCO reflects the consolidation of TEC's gas marketing businesses, including all jurisdictional merchant sales of Transco, under the common management of WESCO and TGMC, as discussed below.

       After FERC approval in January 1993, TEC realigned its gas marketing businesses under the common management of TGMC, which, through an agency agreement, began to manage all jurisdictional merchant sales of Transco. In May 1995, WESCO succeeded to the TGMC agency agreement and began to manage Transco's jurisdictional merchant sales. For the years ended December 31, 1995, 1994 and 1993, included in Transco's cost of sales is $20.6 million, $24.4 million and $25.1 million, respectively, representing agency fees billed to Transco by WESCO and TGMC under the agency agreement.

       Included in Transco's cost of sales and transportation for 1995, 1994 and 1993 is purchased gas cost from affiliates, TEMCO and TXG Marketing, as follows (in millions):

                                              1995          1994          1993
                                           -----------   -----------  -----------
 TEMCO . . . . . . . . . . . . . . . .      $   115.2     $    83.6    $    54.5
 TXG Marketing . . . . . . . . . . . .           16.3          10.0          1.7
                                            ---------     ---------    ---------
                                            $   131.5     $    93.6    $    56.2
                                            =========     =========    =========

       All gas purchases are made at market or contract prices. The significant increase in 1995 and 1994 for purchased gas cost from TEMCO reflects the consolidation of TEC's gas marketing businesses, including all jurisdictional merchant sales of Transco, under the common management of WESCO and TGMC, as discussed above.

       Transco has long-term gas purchase contracts containing either fixed prices or variable prices that are at a significant premium to the estimated market price. However, due to contract expirations and estimated deliverability declines, Transco's estimated purchase commitments under such gas purchase contracts are not material to Transco's total gas purchases. Furthermore, through the agency agreement with Transco, WESCO has assumed management of Transco's merchant sales service and, as Transco's agent, is at risk for any above-spot-market gas costs that it may incur.

       Also included in Transco's cost of transportation is transportation expense of $36.4 million in 1995, $36.3 million in 1994 and $32.9 million in 1993 applicable to the transportation of gas by Texas Gas. Texas Gas is regulated by the FERC and its transportation rates charged to Transco are approved by the FERC.

       TEC had a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in Transco's administrative and general expenses for January through April, 1995 and the years 1994 and 1993, was $10.9 million, $15.2 million and $14.6 million, respectively, for management services charged by TEC. Effective May 1, 1995, Williams began charging corporate expenses to Transco for services similar to those previously provided by TEC or incurred directly by Transco. Included in Transco's administrative and general expenses was $8.5 million for such corporate expenses charged by Williams in 1995. Management considers the cost of these services reasonable.

       Transco entered into an operating agreement with WFS effective May 1, 1995 whereby WFS, as Transco's agent, assumed operational control of Transco's gas gathering facilities. Included in Transco's operation and maintenance expenses for 1995 is $24.4 million charged by WFS to operate Transco's gas gathering facilities in 1995.

                     J.  QUARTERLY INFORMATION (UNAUDITED)

       The following summarizes selected quarterly financial data for 1995 and 1994 (in thousands):


                            Pre-Acquisition                      Post-Acquisition
                            ----------------  |   ----------------------------------------------------------------
                             January 1, 1995  |  January 18, 1995
                                   to         |         to
                            January 17, 1995  |   March 31, 1995           Second           Third         Fourth
                            ----------------  |  ----------------      -------------    ------------   ------------
                                              |
1995 (1)                                      |
Operating revenues  . . . .   $   72,061      |  $       295,659       $     356,242    $    340,351   $    412,899
Operating expenses  . . . .       76,974(2)   |          249,655             305,905         301,946        359,148
                              ----------      |  ---------------        ------------    ------------   ------------
Operating income (loss) . .     (  4,913)     |           46,004              50,337          38,405         53,751
                              ----------      |  ---------------       -------------    ------------   ------------
Other (income) deductions:                    |
  Interest expense  . . . .        2,680      |           12,849              14,247          14,303         15,038
  Other (income) and                          |
    deductions, net   . . .     (    240)     |   (        1,088)        (     1,978)     (    1,507)    (    4,433)
                              ----------      |  ---------------       -------------    ------------   ------------
      Total other                             |
        deductions  . . . .        2,440      |           11,761              12,269          12,796         10,605
                              ----------      |  ---------------       -------------    ------------   ------------
Income (loss) before income                   |
  taxes . . . . . . . . . .     (  7,353)     |           34,243              38,068          25,609         43,146
Provision for income taxes         2,309      |           13,236              14,171           9,076         17,995
                              ----------      |  ---------------       -------------    ------------   ------------
Net income (loss) . . . . .     (  9,662)     |           21,007              23,897          16,533         25,151
Dividends on preferred stock         194      |              722                 -               -              -
                              ----------      |  ---------------       -------------    ------------   ------------
Common stock equity in net                    |
   income (loss)  . . . . .   $(   9,856)     |  $        20,285       $      23,897    $     16,533   $     25,151
                              ==========      |  ===============       =============    ============   ============

(1) Certain reclassifications have been made to prior quarters to conform to the fourth quarter 1995 presentation.
(2)   Includes a provision of $16,048 for executive severance benefits.

                                                                   Pre-Acquisition
                                                -----------------------------------------------
                                                  First       Second        Third       Fourth
                                                --------     --------     --------     --------
1994  (1)
Operating revenues  . . . . . . . . . . . .     $431,915     $398,661     $368,485     $391,901
Operating expenses  . . . . . . . . . . . .      371,946      345,082      317,217      333,293 (2)
                                                --------     --------     --------     --------

Operating income  . . . . . . . . . . . . .       59,969       53,579       51,268       58,608
                                                --------     --------     --------     --------
Other (income) deductions:
  Interest expense  . . . . . . . . . . . .       16,259       14,973       15,281       14,615
  Other (income) and deductions, net  . . .      ( 1,561)     ( 1,117)    (  1,625)     ( 1,860)
                                                --------     --------     --------     --------
    Total other deductions  . . . . . . . .       14,698       13,856       13,656       12,755
                                                --------     --------     --------     --------
Income before income taxes  . . . . . . . .       45,271       39,723       37,612       45,853
Provision for income taxes  . . . . . . . .       16,023       13,874       13,068       14,768
                                                --------     --------     --------     --------
Net income  . . . . . . . . . . . . . . . .       29,248       25,849       24,544       31,085
Dividends on preferred stock  . . . . . . .        1,599        1,572        1,551        1,222
                                                --------     --------     --------     --------
Common stock equity in net income . . . . .     $ 27,649     $ 24,277     $ 22,993     $ 29,863
                                                ========     ========     ========     ========

(1) Certain reclassifications have been made to conform to the 1995 presentation.
(2)   Includes a provision of $6,000 for a regulatory issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

PART III

       Since Transco meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

===============================================================================
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                  REFERENCE TO
                                                                   1995 10-K
                                                                  ------------
A. INDEX


   1.  FINANCIAL STATEMENTS:

       Report of Independent Auditors - Ernst & Young LLP             26
                                      - Arthur Andersen LLP           27

      Consolidated Balance Sheet as of December 31,
      1995 and 1994                                                 28-29

      Consolidated Statement of Income for the Periods
      January 1, 1995 to January 17, 1995, and January 18,
      1995 to December 31, 1995, and the Years Ended
      December 31, 1994 and 1993                                      30

      Consolidated Statement of Common Stockholder's
      Equity for the Periods January 1, 1995 to
      January 17, 1995, and January 18, 1995 to
      December 31, 1995, and the Years Ended
      December 31, 1994 and 1993                                      31

      Consolidated Statement of Cash Flows for the Periods
      January 1, 1995 to January 17, 1995, and January 18,
      1995 to December 31, 1995, and the Years Ended
      December 31, 1994 and 1993                                    32-33

      Notes to Consolidated Financial Statements                    34-64


         2.      FINANCIAL STATEMENT SCHEDULES:

                 The following schedules are omitted because of the absence of the conditions under which they are required:

                 I, II, III, IV, and V.

         3.      EXHIBITS:

                 The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(3)        -     1        Second Restated Certificate of Incorporation, as
                          amended, of Transco.  (Exhibit 3.1 to Transco Form
                          8-K dated January 23, 1987 Commission File Number
                          1-7584)

                          a) Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          b) Certificate of Amendment, dated December 22, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          c) Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

           -     2        By-Laws of Transco, as Amended and Restated May 2,
                          1995.

(4)        -     1        Certificate of Designation, Preferences and Rights
                          relating to Registrant's Cumulative Preferred Stock,
                          $8.75 Series.  (Exhibit 3.1 to Transco Form 8-K dated
                          January 23, 1987 Commission File Number 1-7584)

            -     2       Indenture, dated as of June 1, 1983, between
                          Transco and RepublicBank Houston, National
                          Association, as Trustee.  (Exhibit (4)-5 to
                          Transco Form 10-K for 1989 Commission File
                          Number 1-7584)

                          a) First Supplemental Indenture, dated September 20, 1984, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5a to Transco Form 10-K for 1989
                                  Commission File Number 1-7584)

                          b) Second Supplemental Indenture, dated as of May 31, 1985, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5b to Transco Form 10-K for 1989
                                  Commission File Number 1-7584)

                          c) Third Supplemental Indenture, dated as of December 3, 1985, from Transco to RepublicBank Houston, National Association related to the Indenture dated as of June 1, 1983. (Exhibit (4)-5c to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          d) Certified Resolutions of a Special Committee of the Board of Directors dated October 31, 1986. (Exhibit (4)-5d to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          e) Fourth Supplemental Indenture, dated as of November 7, 1986, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5e Transco Form 10-K for 1989 Commission File Number 1-7584)

                          f) Fifth Supplemental Indenture, dated as of January 15, 1987, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5f to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          g) Certified Resolutions of a Special Committee of the Board of Directors dated January 29, 1987. (Exhibit (4)-5g to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          h) Sixth Supplemental Indenture, dated as of September 15, 1987, from Transco to First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to Transco Form 10-K for 1989 Commission File Number 1-7584)

           -     3        Indenture dated September 15, 1992 between
                          Transco and the Bank of New York, as Trustee
                          (Exhibit 4.2 to Transco Form 8-K dated
                          September 17, 1992 Commission File Number
                          1-7584)

           -     4        Amended and Restated Credit Agreement dated as of
                          December 31, 1993 among Transco Energy Company, the
                          Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent (Exhibit (4)-5c to Transco
                          Energy Company Form 10-K for 1993 Commission File
                          Number 1-7513)

                          (i) Second Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Citibank, N.A., as Agent. (Exhibit 30 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

                          (ii) Third Amendment Agreement dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Citibank, N.A., as Agent (Exhibit 31 to Amendment No. 3 to Transco Energy Company
                                  Schedule 14D-9 Commission File Number
                                  005-19963)

           -     5        Reimbursement Agreement dated as of December 31, 1993
                          among Transco Energy Company, the Banks named herein and Bank of Montreal as Agent and Issuing Bank
                          (Exhibit (4)-7 to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          (a) Second Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 32 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

                          (b) Third Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 33 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

           -     6        Credit Agreement dated as of February 23, 1995 by and
                          among Transco, Texas Gas Transmission Corporation,
                          The Williams Companies, Inc., Northwest Pipeline
                          Corporation, Williams Pipe Line Company and Citibank,
                          N.A. as agent and the Banks named therein (Exhibit
                          (4)-7 to Transco Energy Company Form 10-K for 1994
                          Commission File Number 1-7513)

           -     7        Non-Committal Loan Facility Letter dated as of July
                          12, 1995 between Transco and The Fuji Bank, Limited.

           -     8        Uncommitted Short Term Money Market Facility dated as
                          of September 20, 1995 between Transco and First
                          Interstate Bank.

           -     9        Uncommitted Short Term Funding Facility dated as of
                          November 15, 1995 between Transco and Lyon Short Term
                          Funding Corp.

      (10) -     1        1983 Incentive Plan of Transco Energy Company
                          (Transco Energy Company Registration Statement No.
                          2-85895)

           -     2        Transco Energy Company Tran$tock Employee Stock
                          Ownership Plan (Transco Energy Company Registration
                          Statement No. 33-11721)

           -     3        Incentive Compensation Plan of Transco Energy Company
                          (Exhibit (10)-4 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

           -     4        Benefit Restoration Plan of Transco Energy Company
                          (Exhibit (10)-4 to Transco Energy Company Form 10-K for 1992 Commission File Number 1-7513)

           -     5        Lease Agreement, dated October 5, 1981, between
                          Transco and Post Oak/Alabama, a Texas partnership.
                          (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

           -     6        1991 Incentive Plan of Transco Energy Company.
                          (Transco Energy Company Registration Statement No.
                          33-40495)

           -     7        Amended and Restated 1991 Incentive Stock Plan
                          (Exhibit (10)-3 to Transco Energy Company Form 10-K for 1994 Commission File Number 1-7513)

           -     8        Form of Supplemental Retirement Agreement which
                          Transco Energy Company has entered into with Messrs.
                          Dagley and Varner (Exhibit (10)-7 to Transco Energy
                          Company Form 10-K for 1992 Commission File Number
                          1-7513)

           -     9        Form of Termination Agreement which Transco Energy
                          Company has entered into with Messrs. Best, Dagley and Varner (Exhibit (10)-8 to Transco Energy Company
                          Form 10-K for 1992 Commission File Number 1-7513)

           -     10       Severance Agreement between Transco Energy Company
                          and John P. Des Barres, effective as of September 14,
                          1991 (Exhibit (10)-10 to

                          Transco Energy Company Form 10-K for 1992 Commission File Number 1-7513)

           -     11       Termination Agreement between Transco Energy Company
                          and John P. Des Barres, effective as of September 14,
                          1991 (Exhibit (10)-11 to Transco Energy Company Form
                          10-K for 1992 Commission File Number 1-7513)

           -     12       Severance Agreement, dated as of March 25, 1992, by
                          and between Transco Energy Company and Robert W. Best
                          (Exhibit (10)-12 to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

           -     13       Severance Agreement, dated as of March 17, 1993, by
                          and between Transco Energy Company and David E.
                          Varner and schedule identifying substantially similar
                          Severance Agreements between Transco Energy Company and other executive officers (Exhibit (10)-13 to Transco Energy Company Form 10-K for 1993 Commission
                          File Number 1-7513)

           -     14       Indemnification Agreement between Transco Energy
                          Company and David E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco Energy Company and other executive officers (Exhibit (10)-16 to Transco Energy Company
                          Form 10-K for 1993 Commission File Number 1-7513)

           -     15       Termination Agreement dated as of December 11, 1994
                          between Transco Energy Company and Nicholas J.
                          Neuhausel (Exhibit 7 to Schedule 14D-9 Commission
                          File Number 005-19963)

           -     16       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and Larry J. Dagley dated as of March 25, 1992
                          (Exhibit 8 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     17       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and David E. Varner dated as of March 25, 1992
                          (Exhibit 10 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     18       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and John P. Des Barres dated as of October 31, 1991
                          (Exhibit 11 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     19       Amendment dated as of December 11, 1994 to
                          the Severance Agreement between Transco
                          Energy Company and Robert W. Best dated March
                          25, 1992 (Exhibit 12 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     20       Senior Executive Special Bonus and Retention Plan
                          (Exhibit 13 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     21       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and Larry J. Dagley (Exhibit 14 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     22       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and David E. Varner (Exhibit 15 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     23       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and Nicholas Neuhausel (Exhibit 16 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     24       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and John P. Des Barres (Exhibit 19 to Schedule 14D-9
                          Commission File Number 005-19963)


4.  REPORTS ON FORM 8-K:

        None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1996.

                                            TRANSCONTINENTAL GAS PIPE
                                                 LINE CORPORATION
                                                    Registrant


                                              /s/ NICK A. BACILE
                                       By:______________________________________
                                                  Nick A. Bacile
                                                  Vice President and Controller


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of March, 1996, below by the following persons on behalf of the registrant and in the capacities indicated.

                     SIGNATURE                            TITLE
                     ---------                            -----
              /s/ KEITH E. BAILEY                     Chairman of the Board
 -------------------------------------------------
                 (Keith E. Bailey)

              /s/ BRIAN E. O'NEILL                    Director, President and Chief Executive Officer
 -------------------------------------------------    (Principal Executive Officer)
                 (Brian E. O'Neill)


            /s/ CUBA WADLINGTON, Jr.                  Director
 -------------------------------------------------
               (Cuba Wadlington, Jr.)

               /s/ NICK A. BACILE                     Director, Vice President and Controller
 -------------------------------------------------    (Principal Accounting and Financial Officer)
                  (Nick A. Bacile)

              /s/ RONALD L. ADAMS                     Director
 -------------------------------------------------
                 (Ronald L. Adams)

              /s/ FRANK J. FERAZZI                    Director
 -------------------------------------------------
                 (Frank J. Ferazzi)

             /s/ LEWIS A. POSEKANY, Jr.               Director
 -------------------------------------------------
                (Lewis A. Posekany)

              /s/ THOMAS P. GRIFFIN                  Director
 -------------------------------------------------
                 (Thomas P. Griffin)

                                EXHIBITS INDEX

(3)        -     1        Second Restated Certificate of Incorporation, as
                          amended, of Transco.  (Exhibit 3.1 to Transco Form
                          8-K dated January 23, 1987 Commission File Number
                          1-7584)

                          a) Certificate of Amendment, dated July 30, 1992, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(a) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          b) Certificate of Amendment, dated December 22, 1986, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(b) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          c) Certificate of Amendment, dated August 5, 1987, of the Second Restated Certificate of Incorporation (Exhibit (10)-17(c) to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

           -     2        By-Laws of Transco, as Amended and Restated May 2,
                          1995.

(4)        -     1        Certificate of Designation, Preferences and Rights
                          relating to Registrant's Cumulative Preferred Stock,
                          $8.75 Series.  (Exhibit 3.1 to Transco Form 8-K dated
                          January 23, 1987 Commission File Number 1-7584)

            -     2       Indenture, dated as of June 1, 1983, between
                          Transco and RepublicBank Houston, National
                          Association, as Trustee.  (Exhibit (4)-5 to
                          Transco Form 10-K for 1989 Commission File
                          Number 1-7584)

                          a) First Supplemental Indenture, dated September 20, 1984, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5a to Transco Form 10-K for 1989
                                  Commission File Number 1-7584)

                          b) Second Supplemental Indenture, dated as of May 31, 1985, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit
                                  (4)-5b to Transco Form 10-K for 1989
                                  Commission File Number 1-7584)

                          c) Third Supplemental Indenture, dated as of December 3, 1985, from Transco to RepublicBank Houston, National Association related to the Indenture dated as of June 1, 1983. (Exhibit (4)-5c to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          d) Certified Resolutions of a Special Committee of the Board of Directors dated October 31, 1986. (Exhibit (4)-5d to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          e) Fourth Supplemental Indenture, dated as of November 7, 1986, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5e Transco Form 10-K for 1989 Commission File Number 1-7584)

                          f) Fifth Supplemental Indenture, dated as of January 15, 1987, from Transco to RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5f to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          g) Certified Resolutions of a Special Committee of the Board of Directors dated January 29, 1987. (Exhibit (4)-5g to Transco Form 10-K for 1989 Commission File Number 1-7584)

                          h) Sixth Supplemental Indenture, dated as of September 15, 1987, from Transco to First RepublicBank Houston, National Association related to Indenture dated as of June 1, 1983. (Exhibit (4)-5h to Transco Form 10-K for 1989 Commission File Number 1-7584)

           -     3        Indenture dated September 15, 1992 between
                          Transco and the Bank of New York, as Trustee
                          (Exhibit 4.2 to Transco Form 8-K dated
                          September 17, 1992 Commission File Number
                          1-7584)

           -     4        Amended and Restated Credit Agreement dated as of
                          December 31, 1993 among Transco Energy Company, the
                          Banks named therein, Citibank, N.A. as Agent and Bank of Montreal, as Co-Agent (Exhibit (4)-5c to Transco
                          Energy Company Form 10-K for 1993 Commission File
                          Number 1-7513)

                          (i) Second Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Citibank, N.A., as Agent. (Exhibit 30 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

                          (ii) Third Amendment Agreement dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Citibank, N.A., as Agent (Exhibit 31 to Amendment No. 3 to Transco Energy Company
                                  Schedule 14D-9 Commission File Number
                                  005-19963)

           -     5        Reimbursement Agreement dated as of December 31, 1993
                          among Transco Energy Company, the Banks named herein and Bank of Montreal as Agent and Issuing Bank
                          (Exhibit (4)-7 to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

                          (a) Second Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 32 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

                          (b) Third Amendment dated as of December 12, 1994 among Transco Energy Company, the Banks named therein and Bank of Montreal as Agent and Issuing Bank. (Exhibit 33 to Amendment No. 3 to Transco Energy Company Schedule 14D-9 Commission File Number 005-19963)

           -     6        Credit Agreement dated as of February 23, 1995 by and
                          among Transco, Texas Gas Transmission Corporation,
                          The Williams Companies, Inc., Northwest Pipeline
                          Corporation, Williams Pipe Line Company and Citibank,
                          N.A. as agent and the Banks named therein (Exhibit
                          (4)-7 to Transco Energy Company Form 10-K for 1994
                          Commission File Number 1-7513)

           -     7        Non-Committal Loan Facility Letter dated as of July
                          12, 1995 between Transco and The Fuji Bank, Limited.

           -     8        Uncommitted Short Term Money Market Facility dated as
                          of September 20, 1995 between Transco and First
                          Interstate Bank.

           -     9        Uncommitted Short Term Funding Facility dated as of
                          November 15, 1995 between Transco and Lyon Short Term
                          Funding Corp.

      (10) -     1        1983 Incentive Plan of Transco Energy Company
                          (Transco Energy Company Registration Statement No.
                          2-85895)

           -     2        Transco Energy Company Tran$tock Employee Stock
                          Ownership Plan (Transco Energy Company Registration
                          Statement No. 33-11721)

           -     3        Incentive Compensation Plan of Transco Energy Company
                          (Exhibit (10)-4 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

           -     4        Benefit Restoration Plan of Transco Energy Company
                          (Exhibit (10)-4 to Transco Energy Company Form 10-K for 1992 Commission File Number 1-7513)

           -     5        Lease Agreement, dated October 5, 1981, between
                          Transco and Post Oak/Alabama, a Texas partnership.
                          (Exhibit (10)-7 to Transco Energy Company Form 10-K for 1989 Commission File Number 1-7513)

           -     6        1991 Incentive Plan of Transco Energy Company.
                          (Transco Energy Company Registration Statement No.
                          33-40495)

           -     7        Amended and Restated 1991 Incentive Stock Plan
                          (Exhibit (10)-3 to Transco Energy Company Form 10-K for 1994 Commission File Number 1-7513)

           -     8        Form of Supplemental Retirement Agreement which
                          Transco Energy Company has entered into with Messrs.
                          Dagley and Varner (Exhibit (10)-7 to Transco Energy
                          Company Form 10-K for 1992 Commission File Number
                          1-7513)

           -     9        Form of Termination Agreement which Transco Energy
                          Company has entered into with Messrs. Best, Dagley and Varner (Exhibit (10)-8 to Transco Energy Company
                          Form 10-K for 1992 Commission File Number 1-7513)

           -     10       Severance Agreement between Transco Energy Company
                          and John P. Des Barres, effective as of September 14,
                          1991 (Exhibit (10)-10 to

                          Transco Energy Company Form 10-K for 1992 Commission File Number 1-7513)

           -     11       Termination Agreement between Transco Energy Company
                          and John P. Des Barres, effective as of September 14,
                          1991 (Exhibit (10)-11 to Transco Energy Company Form
                          10-K for 1992 Commission File Number 1-7513)

           -     12       Severance Agreement, dated as of March 25, 1992, by
                          and between Transco Energy Company and Robert W. Best
                          (Exhibit (10)-12 to Transco Energy Company Form 10-K for 1993 Commission File Number 1-7513)

           -     13       Severance Agreement, dated as of March 17, 1993, by
                          and between Transco Energy Company and David E.
                          Varner and schedule identifying substantially similar
                          Severance Agreements between Transco Energy Company and other executive officers (Exhibit (10)-13 to Transco Energy Company Form 10-K for 1993 Commission
                          File Number 1-7513)

           -     14       Indemnification Agreement between Transco Energy
                          Company and David E. Varner and schedule identifying substantially similar Indemnification Agreements between Transco Energy Company and other executive officers (Exhibit (10)-16 to Transco Energy Company
                          Form 10-K for 1993 Commission File Number 1-7513)

           -     15       Termination Agreement dated as of December 11, 1994
                          between Transco Energy Company and Nicholas J.
                          Neuhausel (Exhibit 7 to Schedule 14D-9 Commission
                          File Number 005-19963)

           -     16       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and Larry J. Dagley dated as of March 25, 1992
                          (Exhibit 8 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     17       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and David E. Varner dated as of March 25, 1992
                          (Exhibit 10 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     18       Amendment dated as of December 11, 1994 to the
                          Termination Agreement between Transco Energy Company and John P. Des Barres dated as of October 31, 1991
                          (Exhibit 11 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     19       Amendment dated as of December 11, 1994 to
                          the Severance Agreement between Transco
                          Energy Company and Robert W. Best dated March
                          25, 1992 (Exhibit 12 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     20       Senior Executive Special Bonus and Retention Plan
                          (Exhibit 13 to Schedule 14D-9 Commission File Number
                          005-19963)

           -     21       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and Larry J. Dagley (Exhibit 14 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     22       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and David E. Varner (Exhibit 15 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     23       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and Nicholas Neuhausel (Exhibit 16 to Schedule 14D-9
                          Commission File Number 005-19963)

           -     24       Agreement dated as of December 11, 1994 between
                          Transco Energy Company, The Williams Companies, Inc.
                          and John P. Des Barres (Exhibit 19 to Schedule 14D-9
                          Commission File Number 005-19963)